Form 10-Q
period 2006-03-31
Dex Media, Inc./new
filed 2006-05-15
CIK 1351506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-131626
Dex Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4059762
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(919) 297-1600
N/A

(Former Name, Former Address and Former
Fiscal Year, if Changed Since Last Report)
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
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 15, 2006
Common Stock, par value $0.01 per share	1,000
     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA, INC.
*     Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.
**    Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
***   Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media, Inc. and Subsidiaries
A Wholly-Owned Subsidiary of R.H. Donnelley Corporation
Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company

(in thousands, except share data)	March 31, 2006	December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$1,021	$1,808
Accounts receivable
Billed	99,809	144,405
Unbilled	910,994	13,650
Allowance for doubtful accounts and sales claims	(80,153)	(23,239)

Net accounts receivable	930,650	134,816
Deferred directory costs	148,199	293,616
Current deferred income taxes, net	—	21,592
Other current assets	28,026	13,647

Total current assets	1,107,896	465,479

Fixed assets and computer software, net	104,930	106,926
Deferred income taxes, net	—	43,444
Other non-current assets	9,713	111,773
Affiliate receivable, net	18,094	—
Intangible assets, net	8,893,842	2,687,957
Goodwill	2,352,417	3,081,446

Total Assets	$12,486,892	$6,497,025

Liabilities and Shareholder’s equity

Current Liabilities
Accounts payable and accrued liabilities	$72,037	$123,762
Accrued interest	73,229	72,230
Deferred directory revenue	361,158	221,448
Short-term deferred income taxes, net	211,737	—
Current portion of long-term debt	375,161	239,652

Total current liabilities	1,093,322	657,092

Long-term debt	5,362,166	5,053,088
Deferred income taxes, net	2,060,840	—
Other non-current liabilities	99,140	95,905

Total Liabilities	8,615,468	5,806,085

Commitments and contingencies

Shareholder’s equity
Preferred stock, $.01 par value, 250 million shares authorized, of which 200,000 shares were designated as Series A Junior Participating Preferred Stock, none issued and outstanding at December 31, 2005, none authorized, issued or outstanding at March 31, 2006	—	—
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding at March 31, 2006; 700 million shares authorized and 150,689,740 shares issued and outstanding at December 31, 2005	—	1,507
Additional paid-in capital	3,953,271	795,253
Accumulated deficit	(83,339)	(107,133)
Accumulated other comprehensive income	1,492	1,313

Total Shareholder’s Equity	3,871,424	690,940

Total Liabilities and Shareholder’s Equity	$12,486,892	$6,497,025

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
A Wholly-Owned Subsidiary of R.H. Donnelley Corporation
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Successor Company	Predecessor Company
	Two Months Ended	One Month Ended	Three Months Ended
	March 31,	January 31,	March 31,
(in thousands)	2006	2006	2005

Net revenue	$59,110	$139,895	$411,757

Expenses
Operating expenses	72,157	57,597	156,757
General and administrative expenses	16,810	34,425	20,692
Depreciation and amortization	41,272	26,810	93,209

Total expenses	130,239	118,832	270,658

Operating (loss) income	(71,129)	21,063	141,099

Interest expense, net	65,269	37,494	116,107

(Loss) income before income taxes	(136,398)	(16,431)	24,992

(Benefit) provision for income taxes	(53,059)	2,586	9,800

Net (loss) income	$(83,339)	$(19,017)	$15,192

Comprehensive (Loss) Income
Net (loss) income	$(83,339)	$(19,017)	$15,192
Unrealized gain on interest rate swaps, net of tax	1,492	90	1,580

Comprehensive (loss) income	$(81,847)	$(18,927)	$16,772

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
A Wholly-Owned Subsidiary of R.H. Donnelley Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
(in thousands)	2006	2006	2005

Cash Flows from Operating Activities
Net (loss) income	$(83,339)	$(19,017)	$15,192
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,272	26,810	93,209
Deferred income taxes	(53,059)	2,586	9,800
(Benefit from) provision for bad debts	(2,079)	6,547	12,021
Stock-based compensation expense	1,668	3,872	495
Amortization of deferred financing costs	439	2,259	10,432
Amortization of debt fair value adjustment	(6,131)	—	—
Accretion on discount notes	8,550	4,229	11,735
Loss on disposition of assets	—	—	122
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(137,889)	(1,355)	(740)
(Increase) decrease in other assets	(13,847)	4,989	(10,797)
(Decrease) increase in accounts payable and accrued liabilities	(48,297)	12,081	(5,406)
Increase (decrease) in deferred directory revenue	360,894	(3,160)	(744)
Increase in amounts due from affiliates	(37,640)	—	—
Increase in other non-current liabilities	2,136	1,101	2,984

Net cash provided by operating activities	32,678	40,942	138,303

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(4,501)	(1,144)	(9,176)

Net cash used in investing activities	(4,501)	(1,144)	(9,176)
Cash Flows from Financing Activities
Revolver borrowings	165,000	—	6,000
Revolver repayments	(36,002)	(10,000)	(1,000)
Proceeds from the issuance of debt, net of costs	444,193	—	—
Debt repayments	(347,554)	—	(135,788)
Premium paid on debt redemption	(2,914)	—	—
(Decrease) increase in checks not yet presented for payment	(3,874)	(1,224)	6,368
Proceeds from employee stock option exercises	—	2,912	252
Payment of debt refinance costs	—	—	(258)
Contribution by parent	22,000	—	—
Distributions to parent	(287,745)	—	—
Common stock dividends paid	—	(13,554)	(13,526)

Net cash used in financing activities	(46,896)	(21,866)	(137,952)

(Decrease) increase in cash and cash equivalents	(18,719)	17,932	(8,825)
Cash and cash equivalents, beginning of period	19,740	1,808	9,234

Cash and cash equivalents, end of period	$1,021	$19,740	$409

Supplemental Information:
Cash paid:
Interest	$77,134	$15,126	$75,498
The accompanying notes are an integral part of the consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim consolidated financial statements of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries (the “Company”, “Dex Media”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Significant Business Developments
On January 31, 2006, the Predecessor Company, as defined below merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of R.H. Donnelley Corporation (“Donnelley”). Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media, Inc. common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82. In addition, all outstanding stock options of the Predecessor Company were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the Dex Media Stock Option Plan and the Dex Media 2004 Incentive Award Plan, which governed those Predecessor Company stock options, were terminated. Donnelley also assumed all of the Predecessor Company’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. In connection with the consummation of this merger (the “Donnelley Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the Donnelley Merger, Dex Media became a wholly-owned subsidiary of Donnelley.
Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, the “Dex States”). Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates the directory business in the Dex East States and Dex Media West operates the directory business in the Dex West States. Dex Media is the largest directory publisher in the Dex States and, together with its parent, Donnelley, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex States through third-party vendors. The Company operates in a single segment.
“Predecessor Company” refers to the operations of Dex Media prior to the consummation of the Donnelley Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media, formerly known as FAC, subsequent to the consummation of the Donnelley Merger.
History
The Predecessor Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of the Predecessor Company, and Qwest Dex. Dex Holdings and the Predecessor Company were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to the Predecessor Company (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to the Predecessor Company (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.
2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Dex Media and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow page directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization period”). In the Predecessor Company financial statements, revenue from the sale of advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience. We will increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. For the two month period ended March 31, 2006, the allowance for sales claims was $4.4 million. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com®, ratably over the period the advertisement appears on the site. Other products and services are recognized as delivered or fulfilled.
The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables.
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory after publication, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs associated with the publication of directories.
Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. In the Successor Company financial statements, unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.
Affiliate receivables, net represents net amounts due from our parent, Donnelley, related to normal business operations.
The Predecessor Company reported its accounts receivable as the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for the Predecessor Company billed local trade receivables was estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables were charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges were recorded as an increase of the allowance for doubtful accounts.
For accounts receivable purchased by Qwest, the Predecessor Company used a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the allowance for doubtful accounts. When a receivable was deemed to be uncollectible, the Predecessor Company reduced its receivable against the allowance for doubtful accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts were recorded as an increase to the allowance for doubtful accounts.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.
Interest Expense and Deferred Financing Costs. Net interest expense related to the Company’s outstanding debt was $65.3 million, $37.5 million and $116.1 million for the two months ended March 31, 2006, the one month ended January 31, 2006 and the three months ended March 31, 2005, respectively. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized on the consolidated balance sheet. These costs were amortized to interest expense over the terms of the related debt agreements using the effective interest method. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting and an adjustment was established to record the debt at fair value at the date of the Donnelley Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Additionally, the Successor Company recorded additional debt financing costs of $6.4 million directly related to financing the Donnelley Merger. Amortization of deferred financing costs included in interest expense was $0.4 million, $2.3 million and $10.4 million for the two months ended March 31, 2006, the one month ended January 31, 2006, and the three months ended March 31, 2005, respectively. Amortization of the fair value adjustment was $6.1 million for the two months ended March 31, 2006. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $3.9 million, $4.5 million and $8.6 million for the two months ended March 31, 2006, the one month ended January 31, 2006 and the three months ended March 31, 2005, respectively.
Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge late fees to advertisers that do not pay by specified due dates.
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At March 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $975.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $975.0 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Dex Media West swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of March 31, 2006, pay a weighted average fixed rate of 4.955%. The Dex Media West swap agreements that have not been designated as cash flow hedges have preset monthly fixed rates ranging from 1.901% to 3.61% and, as of March 31, 2006, pay a weighted average fixed rate of 3.260%. The Dex Media East swap agreements that have not been designated as cash flow hedges have a preset weighted average rate of 3.906%. The swaps mature at varying dates beginning October 2006 through February 2009. The weighted average rate received on our interest rate swaps was 4.676% and 4.375% during the two months ended March 31, 2006, and the one month ended January 31, 2006, respectively. These periodic payments and receipts are recorded as interest expense.
Some of the interest rate swaps for the Company have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $550.0 million of bank debt. To the extent the interest rate swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholder’s equity. Any ineffectiveness is recorded through earnings. As of March 31, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $550.0 million of bank debt for the Company. Interest rate swaps with a notional amount of $425.0 million are not designated as cash flow hedges. For derivative instruments that are not designated as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the two months ended March 31, 2006 and the one month ended January 31, 2006, the Company recorded a reduction to interest expense of $0.2 million and an increase to interest expense of $0.2 million, respectively, as a result of the change in fair value of these interest rate swaps.
Income Taxes. We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized. A deferred tax liability in the amount of $2.4 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired by Donnelley as a result of the Donnelley Merger.
Stock-Based Awards
Successor Company
The stock-based award plans of the Predecessor Company were terminated upon consummation of the Donnelley Merger. All stock options outstanding to purchase common stock of Dex Media were converted into stock options to purchase common stock of Donnelley at a ratio of 1 to 0.43077. During the two months ended March 31, 2006, Dex Media recorded $1.7 million of stock-based compensation expense related to stock-based awards held by its employees. The following disclosures for the Successor Company include Donnelley stock-based awards held by Dex Media employees as converted to reflect the Donnelley Merger.
Donnelley maintains two shareholder approved stock incentive plans, the 2005 Stock Award and Incentive Plan (“2005 Plan”) and the 2001 Stock Award and Incentive Plan (“2001 Plan”), whereby under the 2005 Plan, certain Dex Media employees are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Under the 2005 Plan and 2001 Plan, five million and four million shares, respectively, were originally authorized for grant. Stock awards are typically granted to Dex Media employees at the market value of Donnelley’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. Donnelley’s Board of Directors determines termination, vesting and other relevant provisions at the date of the grant. Donnelley has implemented a policy of issuing treasury shares held by Donnelley to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, the Company is required to record compensation expense in the statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.
Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based awards granted to Dex Media employees in accordance with the intrinsic value-based method prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant.
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss for the two months ended March 31, 2006. The Company’s reported net loss for the two months ended March 31, 2006, which reflects compensation expense related to stock-based awards of the Company’s employees recorded in accordance with SFAS No. 123 (R), is compared to net loss for the same period that would have been reported had such compensation expense been determined under APB No. 25.

	Two Months Ended March 31, 2006
	As Reported	Per APB No. 25

Total stock-based compensation expense (benefit)	$1,668	$(54)
Net loss	(83,339)	(82,287)
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the two months ended March 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to current net operating losses. As such, financing cash flows were unaffected by stock-based award exercises for the two months ended March 31, 2006.
Under SFAS No. 123 (R), the fair value of Donnelley stock options and SARs held by the Company’s employees is calculated using the Black-Scholes method at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value of stock options and SARs granted to our employees during the two months ended March 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the two months ended March 31, 2006:

Two Months Ended
March 31, 2006

Dividend yield	0%
Expected volatility	24.57%
Risk-free interest rate	4.60%
Expected life	5 years
Forfeiture rate	5.0%
The Company estimates expected volatility based on the historical volatility of the price of Donnelley’s common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. The Company uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
Donnelley grants restricted stock to certain Dex Media employees in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of Donnelley’s common stock at such time.
For the two months ended March 31, 2006, our employees were granted 0.3 million stock options and SARs. The following table presents a summary of stock option and SARs activity and related information for the two months ended March 31, 2006:

		Weighted Average
		Exercise/Grant	Aggregate
	Shares	Price Per Share	Intrinsic Value

Dex Media stock-based awards converted on January 31, 2006	1,725,361	$12.73	$83,956
Granted	345,000	64.17	—
Exercised	(889,504)	10.80	(45,000)
Forfeitures	—	—	—

Awards outstanding, March 31, 2006	1,180,857	$29.25	$38,956

Available for future grants at March 31, 2006	143,739

There were no stock-based awards vested during the two months ended March 31, 2006.
The following table summarizes information about stock-based awards of our employees outstanding and exercisable at March 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.78	761,121	6.65	$10.78	587,445	6.65	$10.78
$49.75-$53.14	12,381	9.13	50.84	—	—	—
$55.25-$64.26	407,355	7.18	63.09	23,815	7.18	56.51

	1,180,857	6.86	$29.25	611,260	6.86	$12.56

The following table summarizes the status of non-vested stock awards of our employees as of March 31, 2006, and changes during the two months ended March 31, 2006:

		Weighted Average		Weighted Average
		Grant Date	Non-vested	Grant Date
	Non-vested Stock	Exercise Price Per	Restricted	Exercise Value Per
	Options and SARs	Award	Stock	Award

Non-vested Dex Media stock-based awards converted on January 31, 2006	224,597	$12.73	—	—
Granted	345,000	64.17	47,350	$64.26
Vested	—	—	—	—
Forfeitures	—	—	450	64.26

Non-vested at March 31, 2006	569,597	$43.89	46,900	$64.26

As of March 31, 2006, there was approximately $16.9 million of total unrecognized compensation cost related to non-vested Donnelley stock-based awards attributable to our employees. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 0.5 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value of the non-vested awards expected to vest at March 31, 2006, is $9.5 million and the corresponding weighted average grant date exercise price is $43.89.
On February 21, 2006, Donnelley granted 47,350 shares of restricted stock to certain Dex Media employees. These restricted shares, which are settled in Donnelley’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of Donnelley’s common stock on the date of grant, and vest ratably over two years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $0.5 million for the two months ended March 31, 2006.
On February 21, 2006, Donnelley granted 0.3 million SARs to certain Dex Media employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in Donnelley’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of Donnelley’s common stock on the grant date, and vest ratably over two years. We recognized non-cash compensation expense related to these SAR grants of $0.4 million for the two months ended March 31, 2006.
On January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Donnelley Merger, all outstanding Dex Media equity awards were converted to Donnelley equity awards on February 1, 2006. Upon conversion to Donnelley equity awards, the number of shares of Donnelley common stock to be issued upon exercise of outstanding awards totaled 1.7 million shares and had a weighted average exercise price of $12.73. At March 31, 2006, the number of Donnelley shares remaining available for future issuance totaled 0.1 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the two months ended March 31, 2006, non-cash compensation expense related to these converted awards totaled $0.8 million.
Predecessor Company
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123 (R). Prior to adopting SFAS No. 123 (R) on January 1, 2006, the Predecessor Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB No. 25. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. In compliance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
On October 5, 2005, the Predecessor Company entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the Donnelley Merger (“modifications”). As a result of the modifications stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the Donnelley Merger. The Predecessor Company recorded stock-based compensation expense for stock options of $2.2 million during the one month ended January 31, 2006, under the guidance of SFAS 123(R), including $2.0 million as a result of these modifications. Had such compensation expense been determined under APB No. 25, the Company would have recorded stock-based compensation expense of $23.4 million during the one month ended January 31, 2006, of which $23.2 million related to the modifications.
Under the terms of the restricted stock agreements, all unvested shares became vested upon consummation of the Donnelley Merger. The Predecessor Company recorded stock-based compensation expense for restricted stock of $1.7 million during the one month ended January 31, 2006, including $1.6 million related to this acceleration of vesting.

Summarized below is information regarding options granted, exercised or forfeited under the Stock Option Plan of Dex Media, Inc. (“2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (“2004 Plan”) during the period from January 1 to January 31, 2006:

					Weighted
			Weighted		Average
		Number of	Average		Remaining
	Number	Shares	Exercise	Aggregate	Contractual
	of Options	Exercisable	Price	Intrinsic Value	Life (Years)

Options outstanding at January 1, 2006	4,625,460		$5.38

Options exercisable at January 1, 2006		2,341,773	4.93
Options:
Granted	—

Exercised	620,110		4.70	$23.00
Forfeited	—

Options outstanding at January 31, 2006	4,005,350		5.48	22.22	7.53

Options exercisable at January 31, 2006		1,723,265	5.03	22.67	7.45
For the three months ended March 31, 2005, the Predecessor Company accounted for the 2002 Plan and the 2004 Plan under the recognition and measurement principles of APB No. 25. Had the Predecessor Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the pro forma results of the Predecessor Company would have been as follows:

Three Months
Ended
March 31, 2005

Net Income As reported	$15,192
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	274
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(443)

Pro forma	$15,023

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, stock-based compensation expense and restructuring reserves, among others.
New Accounting Pronouncements. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the non-vested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.

3. Donnelley Merger
On January 31, 2006, the Company was acquired by Donnelley for a total purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Donnelley Merger was based on the average closing price of Donnelley’s common stock for the two business days before and after the announcement of the Donnelley Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, Donnelley assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.2 million that were directly related to the Donnelley Merger, severance and related costs for certain Dex Media employees of $6.8 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $76.1 million. Upon completion of the Donnelley Merger, Donnelley’s stockholders immediately prior to the Donnelley Merger and Dex Media’s former stockholders owned approximately 47% and 53% of Donnelley’s common stock, respectively.
As a result of the Donnelley Merger, our assets and liabilities were recorded based on their fair values at the date of the Donnelley Merger, and certain other assets and liabilities were recorded by us upon consummation of the Donnelley Merger. Thus, the bases of the assets and liabilities of the Predecessor Company are not comparable to that of the Successor Company. This “push-down” accounting included both the effects of purchase accounting and other amounts incurred by Donnelley on our behalf. These items included the recognition of identifiable intangible assets, as further discussed in Note 4, adjustments to record the Predecessor Company at fair value, deferred costs of $6.4 million directly related to financing the Donnelley Merger and restructuring reserves of $6.8 million. No payments have been made to date against these restructuring reserves.
In addition, the Successor Company recognized merger related expenses of $1.1 million during the two months ended March 31, 2006. This amount included $0.9 million for bonuses to retain certain employees through the transition related to the Donnelley Merger. The Predecessor Company recognized merger related expenses of $27.2 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the Donnelley Merger, as further discussed in Note 2. These costs are included in general and administrative expenses in the Consolidated Statements of Operations.
4. Intangible Assets and Goodwill
Successor Company
As a result of the Donnelley Merger, certain intangible assets were identified and recorded at their estimated fair value and the balances of intangible assets from the Dex East Acquisition and the Dex West Acquisition were eliminated. Amortization expense was $36.2 million for the two months ended March 31, 2006. The acquired intangible assets and their respective book values at March 31, 2006 are shown in the table below.

	Successor Company
	March 31, 2006
	Local	National	Directory
	Customer	CMR	Services	Trade	Advertising
	Relationships	Relationships	Agreements	Names	Commitment	Total

Fair value	$885,000	$205,000	$7,325,000	$490,000	$25,000	$8,930,000
Accumulated amortization	—	(1,110)	(28,770)	(5,445)	(833)	(36,158)

Net intangible assets	$885,000	$203,890	$7,296,230	$484,555	$24,167	$8,893,842

In connection with the Donnelley Merger, the Successor Company assumed by operation of law directory services agreements (collectively, the “Dex Directory Services Agreements”) which the Predecessor Company had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest provides local telephone services and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
As a result of the Donnelley Merger, the Successor Company also assumed (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex States and the right to use these marks in connection with DexOnline.com (the intangible assets reflected in (2) and (3) collectively referred to as “trade names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.
The fair values of the customer relationships were determined based on the multi-period excess earnings method. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. The fair value of the trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. This asset is being amortized under the straight-line method over 15 years. The amortization of local customer relationships will not commence until the cost uplift resulting from purchase accounting is fully amortized in July 2007. Throughout 2006, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the Donnelley Merger.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $2.4 billion, allocated to Dex Media East and Dex Media West at approximately $1.0 billion and $1.4 billion, respectively, was recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the Donnelley Merger totals approximately $2.4 billion. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during the two months ended March 31, 2006.
Predecessor Company
As a result of the Dex East Acquisition and the Dex West Acquisition, certain intangible assets were identified and recorded at their estimated fair value. Amortization expense was $24.3 million and $86.4 million for the one month ended January 31, 2006 and the three months ended March 31, 2005, respectively. The acquired intangible assets and their respective book values at December 31, 2005 are shown in the table below.

	Predecessor Company
	December 31, 2005
	Local	National	Non-Compete/		Qwest Dex
	Customer	CMR	Publishing	Dex	Trademark	Advertising
	Relationships	Relationships	Agreements	Trademark	Agreement	Commitment	Total

Fair value	$1,787,000	$493,000	$610,000	$696,000	$133,000	$49,000	$3,768,000
Accumulated amortization	(786,976)	(164,540)	(40,927)	—	(78,556)	(9,044)	(1,080,043)

Net intangible assets	$1,000,024	$328,460	$569,073	$696,000	$54,444	$39,956	$2,687,957

The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and were being amortized using a declining method in relation to the estimated retention periods of the acquired customers, which was twenty years and twenty-five years, respectively. The acquired Dex trademark was a perpetual asset and not subject to amortization. Other intangible assets including non-compete/publishing agreements, the Qwest Dex trademark agreement and the advertising agreement were amortized on a straight—line basis over thirty-nine to forty years, four to five years, and fourteen to fifteen years, respectively.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $3.1 billion, allocated to Dex Media East and Dex Media West at $0.9 billion and $2.2 billion, respectively, was recorded as goodwill. In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006 or the three months ended March 31, 2005. The balances of intangible assets from the Dex East Acquisition and the Dex West Acquisition were eliminated in purchase accounting as a result of the Donnelly Merger.
5. Long-Term Debt
Long-term debt of the Company, including fair value adjustments required by GAAP as a result of the Donnelley Merger, at March 31, 2006 and December 31, 2005 consisted of the following:

	Successor	Predecessor
	Company	Company
	March 31,	December 31,
	2006	2005

Dex Media Inc.
8% Senior Notes due 2013	$514,681	$500,000
9% Senior Discount Notes due 2013	624,004	594,531
Dex Media East
Credit Facility	788,693	772,498
9.875% Senior Notes due 2009	482,505	450,000
12.125% Senior Subordinated Notes due 2012	394,518	341,250
Dex Media West
Credit Facility	1,678,938	1,187,661
8.5% Senior Notes due 2010	406,333	385,000
5.875% Senior Notes due 2011	8,721	300,000
9.875% Senior Subordinated Notes due 2013	838,934	761,800

Total Dex Media Inc. Consolidated	5,737,327	5,292,740
Less current portion	375,161	239,652

Long-term debt	$5,362,166	$5,053,088

Credit Facilities
Dex Media East
The Dex Media East credit facility consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $700.0 million. As of March 31, 2006, the principal amounts owing under the tranche A and tranche B term loans were approximately $299.7 million and $429.0 million, respectively, and $60.0 million was outstanding under the Dex Media East Revolver (with an additional $1.1 million committed under two standby letters of credit). The tranche A and tranche B term loans were available only to fund a portion of the Dex East Acquisition and a portion of the Dex West Acquisition. The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009.
As of March 31, 2006, the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A and a 0.75% margin on Term Loan B; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A and a 0.75% margin on Term Loan B; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A and a 1.75% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months, (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available) for LIBOR borrowings.
On April 24, 2006, we amended Dex Media East’s credit facility (the “Dex Media East Amendment”) for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B term loans. The Dex Media East Amendment maintains the applicable interest rate margins on the tranche A term loans and the revolving portion of the Credit Facility. Please refer to Note 9, “Subsequent Events” for additional information regarding the Dex Media East Amendment.
Dex Media West
The Dex Media West credit facility, as amended and restated in connection with the Donnelley Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B term loan with a total principal amount of $1,200.0 million, and a tranche B-1 term loan with a total available principal amount of $503.0 million. As of March 31, 2006, the principal amounts owed under the tranche A, tranche B, and tranche B-1 term loans were approximately $324.1 million, $834.3 million, and $439.5 million, respectively, and $81.0 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of the Dex West Acquisition. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change in control offer associated with the Donnelley Merger and to fund a portion of the cash consideration paid to Dex Media’s stockholders in connection with the Donnelley Merger. The other $58.8 million commitment was cancelled and withdrawn. The tranche A term loan and the Dex Media West Revolver will mature in September 2009 and the tranche B and B-1 term loans will mature in March 2010.
As of March 31, 2006, the Dex West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A, a 0.75% margin on Term Loan B, and a 0.50% margin on Term Loan B-1; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A, a 0.75% margin on Term Loan B, and a 0.50% margin on Term Loan B-1; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A, 1.75% margin on Term Loan B, and a 1.50% margin on Term Loan B-1. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months, if at the time of borrowing, all lenders agree to make such term available) for LIBOR borrowings.
On April 24, 2006, we amended Dex Media West’s credit facility (the “Dex Media West Amendment”) for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B-2 term loans. The Dex Media West Amendment maintains the applicable interest rate margins on the tranche A term loans, the tranche B-1 term loans and the revolving portion of the Credit Facility. Please refer to Note 9, “Subsequent Events” for additional information regarding the Dex Media West Amendment.
The Company’s credit facilities and the indentures covering the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, are pledged to collateralize the obligations under their respective credit facilities.
Notes

Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% senior notes due 2013. Interest is payable on May 15th and November 15th of each year.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% senior discount notes due 2013, under two indentures. The 9% senior discount notes were issued at an original issue discount with interest accruing at 9% per annum, compounded semi-annually. Interest accrues in the form of increased accreted value until November 15, 2008, at which time the accreted value will be equal to the full principal amount at maturity. As of March 31, 2006, $749.9 million aggregate principal amount was outstanding. After November 15, 2008, the 9% senior discount notes bear cash interest at 9% per annum, payable semi-annually on May 15 and November 15 of each year.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year. As of March 31, 2006, $449.7 million aggregate principal amount was outstanding.
Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. As of March 31, 2006, $341.3 million aggregate principal amount was outstanding. Interest is payable on May 15th and November 15th of each year.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year.
Dex Media West issued $300 million aggregate principal amount of 5.875% senior notes due 2011. As of March 31, 2006, $8.7 million aggregate principal amount was outstanding. Interest is payable on May 15th and November 15th of each year.
Dex Media West issued $780 million aggregate principal amount of 9.875% senior subordinated notes due 2013. As of March 31, 2006, $761.7 million aggregate principal amount was outstanding. Interest is payable on February 15th and August 15th of each year.
Impact of Donnelley Merger
The completion of the Donnelley Merger triggered change of control offers on all of the Company’s outstanding notes, requiring us to make offers to repurchase the notes. As of March 31, 2006, $291.3 million of the 5.875% Dex Media West Senior Notes, $0.3 million of the 9.875% Dex Media East Senior Notes, $0.2 million of the 9.875% Dex Media West Senior Subordinated Notes and $0.1 million of the 9% Dex Media, Inc. Senior Discount Notes were tendered in the applicable change of control offer and repurchased by us.
As a result of the Donnelley Merger, an adjustment was established to record our debt at fair value at the date of the Donnelley Merger. This fair value adjustment is amortized as a reduction of interest expense over the remaining terms of the related debt instruments using the effective interest method. A total fair value adjustment of $222.3 million was recorded upon consummation of the Donnelley Merger as follows:

Dex Media Inc.
8% Senior Notes due 2013	$15,000
9% Senior Discount Notes due 2013	17,177
Dex Media East
Credit Facility	—
9.875% Senior Notes due 2009	34,290
12.125% Senior Subordinated Notes due 2012	54,600
Dex Media West
Credit Facility	—
8.5% Senior Notes due 2010	22,138
5.875% Senior Notes due 2011	61
9.875% Senior Subordinated Notes due 2013.	79,037

Total	$222,303

In connection with the Donnelley Merger on January 31, 2006, Dex Media, as successor to Dex Media, Inc. (“DMI”), entered into an Amended and Restated Credit Agreement (the “Amended West Credit Agreement”), by and among Dex Media West, Inc. (“Dex West”), Dex Media West, the administrative agent and the lenders and other agents parties thereto, relating to the Credit Agreement, dated as of September 9, 2003, as amended (the “Original West Credit Agreement”), among DMI, Dex West, Dex Media West, the administrative agent and the lenders and other agents parties thereto.
The Amended West Credit Agreement amends and restates the Original West Credit Agreement in its entirety, to, among other things: (i) permit the Donnelley Merger; (ii) provide up to $503 million of Tranche B-1 term loans to redeem certain indebtedness in connection with change in control offers required to be made as a result of the Donnelley Merger and to fund a portion of the cash consideration to be paid to DMI’s stockholders in connection with the Donnelley Merger, and $50 million of which may also be used for general corporate purposes; (iii) permit certain additional restricted payments to Dex Media; (iv) modify the financial performance covenants contained in the Original West Credit Agreement; and (v) provide for shared service arrangements between R.H. Donnelley Inc., an affiliate of Dex Media and its subsidiaries (collectively, the “RHDI Entities”), on the one hand, and Dex Media and its subsidiaries (collectively, the “Dex Entities”), on the other hand.
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
In connection with the Donnelley Merger, on January 31, 2006, Dex Media entered into three supplemental indentures (the “Supplemental Indentures”) with U.S. Bank National Association, as trustee (the “Trustee”) to amend: (i) the Indenture, dated as of November 10, 2003, as amended (the “8% Notes Indenture”), between DMI and the Trustee relating to DMI’s 8% Senior Notes due 2013 (the “8% Notes”); (ii) the Indenture, dated as of November 10, 2003, as amended (the “2003 Discount Notes Indenture”), between DMI and the Trustee relating to DMI’s 9% Senior Discount Notes due 2013 (the “2003 Discount Notes”); and (iii) the Indenture, dated as of February 11, 2004, as amended (the “2004 Discount Notes Indenture”), between DMI and the Trustee relating to DMI’s 9% Senior Discount Notes due 2013 (the “2004 Discount Notes”). Pursuant to the Supplemental Indentures, Dex Media assumed DMI’s obligations under the 8% Notes, 2003 Discount Notes and 2004 Discount Notes, and agreed to comply with the conditions and covenants under the 8% Notes Indenture, 2003 Discount Notes Indenture and 2004 Discount Notes Indenture.
6. Benefit Plans
Retirement Plans. The Company has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. The Company’s funding policy is to contribute with the objective of accumulating sufficient assets to pay all benefits when due. No contributions were required or made for the two months ended March 31, 2006, the one month ended January 31, 2006, and the three months ended March 31, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
Savings Plan. The Company offers a defined contribution savings plan to substantially all employees. The Company contributes 100% on the first 4% of employee contributions and 50% on the next 2% contributed by participating management employees, up to a maximum of 6% of each participating employee’s eligible earnings. The Company also contributes 81% of the first 6% of occupational employee contributions not to exceed 4.86% of eligible earnings for any one pay period. Company matching contributions are limited to $4,860 per employee annually.
Other Postretirement Benefits. The Company has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to employees who reach retirement eligibility while working for the Company.
In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the two months ended March 31, 2006, the one month ended January 31, 2006, and the three months ended March 31, 2005:

	Successor Company		Predecessor Company
	Two Months Ended		One Month Ended		Three Months Ended
	March 31,		January 31,		March 31,
	2006		2006		2005
		Post-		Post-
	Pension	Retirement	Pension	Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits

Service cost	$1,392	$333	$708	$167	$2,900	$650
Interest cost	1,721	592	879	308	3,100	900
Expected return on plan assets	(2,144)	—	(1,056)	—	(4,100)	—
Unrecognized prior service costs	17	39	(17)	(39)	—	(100)

Net periodic benefit cost	$986	$964	$514	$436	$1,900	$1,450

As previously disclosed in our 2005 10-K, the Company does not expect to make any contributions to our retirement plan in 2006.
7. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.
8. Commitments and Contingencies
Litigation. We are involved in various legal proceedings arising in the ordinary course of our business. In many of these matters, plantiffs allege they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.
Collective Bargaining Agreement. As of March 31, 2006, 23% and 43% of Dex Media’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. The collective bargaining agreements covering the IBEW and the CWA will expire in May 2006 and October 2006, respectively. On May 5, 2006, Dex Media reached a tentative agreement for a new three-year contract between the Company and the IBEW. A ratification vote by IBEW members is expected within the 30 days following the date of the tentative agreement.

9. Subsequent Events
On April 24, 2006, we entered into the Dex Media East Amendment for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B term loans. The Dex Media East Amendment maintains the applicable interest rate margins on the tranche A term loans and the revolving portion of the Credit Facility. After giving effect to the Dex Media East Amendment, the interest rates applicable to the loans are, at our option, the Eurodollar rate or base rate plus the following applicable margins:

			Initial Amount of
	Eurodollar Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$100.0 million
Tranche A Term Loans	1.25%	0.25%	$690.0 million
New Tranche B Term Loans	1.50%	0.50%	$429.0 million
On April 24, 2006, we entered into the Dex Media West Amendment for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B-2 term loans. The Dex Media West Amendment maintains the applicable interest rate margins on the tranche A term loans, the tranche B-1 term loans and the revolving portion of the Credit Facility. After giving effect to the Dex Media West Amendment, the interest rates applicable to the loans are, at our option, the Eurodollar rate or base rate plus the following applicable margins:

			Initial Amount of
	Eurodollar Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$100.0 million
Tranche A Term Loans	1.25%	0.25%	$960.0 million
Tranche B-1 Term Loans	1.50%	0.50%	$503.0 million
Tranche B-2 Term Loans	1.50%	0.50%	$834.3 million
Item 2. Management’s Narrative Analysis of Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “Dex Media,” the “Company,” “we”, “us” and “our” refer collectively to Dex Media, Inc., its direct and indirect wholly-owned subsidiaries and its and their predecessors. “Predecessor Company” refers to the operations of Dex Media prior to the consummation of the merger with R.H. Donnelley Corporation (“Donnelley Merger”). “Successor Company” refers to the operations of Dex Media subsequent to the consummation of the Donnelley Merger.
Significant Business Developments
On January 31, 2006, the Predecessor Company merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of R.H. Donnelley Corporation (“Donnelley”). Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media, Inc. common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82. In addition, all outstanding stock options of the Predecessor Company were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the Dex Media Stock Option Plan and the Dex Media 2004 Incentive Award Plan, which governed those Predecessor stock options, were terminated. Additionally, Donnelley assumed all of the Predecessor Company outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. In connection with the consummation of the Donnelley Merger, the name of FAC was changed to Dex Media, Inc. As a result of the Donnelley Merger, Dex Media became a wholly-owned subsidiary of Donnelley.
Corporate Overview
Dex Media, a wholly-owned subsidiary of Donnelley, is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States,” and, together with the Dex East States, the “Dex States”). We are the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates the directory business in the Dex East States and Dex Media West operates the directory business in the Dex West States.
Dex Media is the largest directory publisher in the Dex States and, together with its parent, Donnelley, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex States. Dex Media’s Internet-based directory, DexOnline.com, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertisers content. Published directories are distributed to residents and businesses in the Dex States through third-party vendors. The Company operates in a single segment.
The Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.

New Accounting Pronouncements
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Factors Affecting Comparability
As a result of the Donnelley Merger, the related financings and associated purchase accounting, our 2006 reported GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Donnelley Merger, including all directories published in the month the Donnelley Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and operating expenses for the two months ended March 31, 2006 were $216.1 million and $34.6 million lower, respectively, than our revenue and operating expenses would have otherwise been because of the Donnelley Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of our results for the two months ended March 31, 2006, the one month ended January 31, 2006 and the three months ended March 31, 2005, we have provided the following combined results of Dex Media for the three months ended March 31, 2006 because we believe that such financial information is important to gain an understanding of the impact of the Donnelley Merger on Dex Media, Inc.’s underlying historical performance and future financial results. The financial information for the combined three months ended March 31, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the two months ended March 31, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets that resulted from the Donnelley Merger.
Combined three months ended March 31, 2006 and three months ended March 31, 2005
Net Revenue
The components of our net revenue for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 were as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	January 31,	March 31,	March 31,
	2006	2006	2006	2005	$ Change
			(amounts in thousands)

Net directory advertising revenue	$56,129	$136,624	$192,753	$406,123	$(213,370)

Other revenue	2,981	3,271	6,252	5,634	618

Total Net Revenue	$59,110	$139,895	$199,005	$411,757	$(212,752)

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months.
Net directory advertising revenue in the combined three months ended March 31, 2006 and the three months ended March 31, 2005 was $192.8 million and $406.1 million, respectively. The decrease in net directory advertising revenue of $213.4 million is primarily due to of the impact of purchase accounting for the Donnelley Merger. Our revenue during the two months ended March 31, 2006 was $216.1 million lower than it would have been otherwise because of the impact of purchase accounting due to the Donnelly Merger. Purchase accounting from the Donnelly Merger will continue to impact reported results during 2006.
Other revenue includes barter revenue, late fees paid on outstanding customer balances, sales of directories and certain other print and internet products. Other revenue in the combined three months ended March 31, 2006 and the three months ended March 31, 2005 was $6.3 million and $5.6 million, respectively. The increase in other revenue is primarily an increase in the fees the Company collects from customers who pay their accounts late.
Total net revenue in the combined three months ended March 31, 2006 and the three months ended March 31, 2005 was $199.0 million and $411.8 million, respectively. The decrease in total net revenue is primarily a result of the impact of purchase accounting described above.

Expenses
The components of total expenses for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 are as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	January 31,	March 31,	March 31,
	2006	2006	2006	2005	$ Change
			(amounts in thousands)

Operating expenses	$72,157	$57,597	$129,754	$156,757	$(27,003)
G&A expenses	16,810	34,425	51,235	20,692	30,543
D&A expenses	41,272	26,810	68,082	93,209	(25,127)

Total	$130,239	$118,832	$249,071	$270,658	$(21,587)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All other expenses are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also include employee and systems support costs associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 were $129.8 million and $156.8 million, respectively. The decrease in operating expenses of $27.0 million is primarily due to the impact of purchase accounting for the Donnelley Merger. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $46.0 million for directories that published prior to the Donnelley Merger were not reported in the two months ended March 31, 2006. Directory expenses for the two months ended March 31, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Donnelley Merger at their fair value of $87.2 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift”. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $11.4 million for the two months ended March 31, 2006. The net impact of these two purchase accounting adjustments was $34.6 million for the two months ended March 31, 2006. Purchase accounting from the Donnelley Merger will continue to impact reported results through 2006. Excluding these effects of purchase accounting, operating expenses increased $7.6 million. This increase primarily relates to increased fulfillment costs for our Dex Web ClicksTM product.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 were $51.2 million and $20.7 million, respectively. The increase of $30.5 million is primarily due to an increase in general corporate expenses of $21.6 million and stock compensation expense of $5.0 million. The increase in general corporate expense relates to $22.0 million of financial advisory fees related to the Donnelley Merger, which was recognized by the Predecessor Company during the one month ended January 31, 2006. The increase in stock compensation expense is primarily due to expenses of $3.6 million recognized by the Predecessor Company during the one month ended January 31, 2006 related to the acceleration of vesting of certain stock-based awards upon the consummation of the Donnelley Merger. In addition, the Company recognized $0.9 million in the two months ended March 31, 2006 for bonuses to retain certain employees through the transition related to the Donnelly Merger.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 was $68.1 million and $93.2 million, respectively. The decrease in depreciation and amortization expense of $25.1 million is primarily related to a decrease in the amortization of our intangible assets. Upon the consummation of the Donnelley Merger, the identified intangible assets related to the Dex East Acquisition and Dex West Acquisition were removed and replaced with the identified intangible assets related to the Donnelley Merger. In addition, the amortization of the local customer relationship intangible asset will not commence until the cost uplift resulting from purchase accounting is fully amortized in July 2007.
Operating (Loss) Income
Operating (loss) income for the combined three months ended March 31, 2006 and three months ended March 31, 2005 was as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Two Months	One Month	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	January 31,	March 31,	March 31,
	2006	2006	2006	2005	$ Change

(amounts in thousands)
Total	$(71,129)	$21,063	$(50,066)	$141,099	$(191,165)

The decrease in operating income for the combined three months ended March 31, 2006, compared to operating income for the three months ended March 31, 2005 resulted from a decrease in net revenue, a decrease in operating expenses, an increase in G&A expenses and a decrease in D&A expenses.
Purchase accounting resulting from the Donnelley Merger will continue to impact reported results during 2006.
Interest Expense, Net
Net interest expense for the combined three months ended March 31, 2006 and the three months ended March 31, 2005 was $102.8 million and $116.1 million, respectively. Net interest expense for the combined three months ended March 31, 2006 included $2.7 million of amortization of deferred financing costs. Interest expense for the three months ended March 31, 2005 included $10.4 million of amortization of deferred financing costs. In addition, during the two months ended March 31, 2006, the Company amortized the fair value adjustment which was recorded at the consummation of the Donnelley Merger. This fair value adjustment was amortized as a reduction to interest expense of $6.1 million during the combined three months ended March 31, 2006.
Income Taxes
The effective tax rate on (loss) income before income taxes for the two months ended March 31, 2006, the one month ended January 31, 2006, and the three months ended March 31, 2005 was 38.9%, (15.7)% and 39.2%, respectively. The effective rate for the two months ended March 31, 2006 reflects a decrease in the state and local tax rate. The effective rate for the one month ended January 31, 2006 reflects a valuation allowance for deferred tax assets associated with capitalized merger costs more likely than not to be unrealizable in the future. A deferred tax liability in the amount of $2.4 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired by Donnelley as a result of the Donnelley Merger.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Document

2.1+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.2+	Amendment No. 1 dated September 9, 2003 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand

2.3	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

Exhibit
Number	Document

3.1++	Form of Amended and Restated Certificate of Incorporation of Dex Media, Inc.

3.2++	Form of Amended and Restated By-laws of Dex Media, Inc.

3.3	Certificate of Incorporation of Forward Acquisition Corp.

3.4	Certificate of Amendment to the Certificate of Incorporation of Forward Acquisition Corp.

3.5	Bylaws of Forward Acquisition Corp.

4.1+	Note Indenture with respect to the 8% Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.2+	Form of 8% Notes due 2013 (included in exhibit 4.1).

4.3+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.4+	Form of 9% Discount Notes due 2013 (included in exhibit 4.3).

4.5+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated February 11, 2004.

4.6+	Form of 9% Discount Notes due 2013 (included in exhibit 4.5).

4.7+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.8+	Form of 9 7/8% Senior Notes due 2009 (included in exhibit 4.7)

4.9+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.10+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.9)

4.11+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.12+	Form of 8 1/2% Senior Notes due 2010 (included in exhibit 4.11).

4.13+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.14+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.13)

4.15++	Form of Rights Plan.

4.16++	Specimen common stock certificate.

4.17	Indenture with respect to the 5 7/8% Senior Notes due 2011, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as trustee, dated November 24, 2004 (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

4.18	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.20) (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

4.19	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 8% Notes due 2013 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

Exhibit
Number	Document

4.20	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 9% Notes due 2013 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

4.21	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 9% Notes due 2014 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

10.1+	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2++	Third Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.3+++	Fourth Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.4+	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent.

10.5+	Agreement, dated as of November 8, 2002, between Dex Media, Inc. and JPMorgan Chase Bank, as administrative agent under the Credit Agreement (the “Parent Support Agreement” relating to the Dex Media East Credit Agreement), as amended.

10.6+	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.7+	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.8++	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, as amended as of October 31, 2003, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.9+++	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit
Number	Document

10.10+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.

10.11+	Agreement, dated as of September 9, 2003, between Dex Media, Inc. and JPMorgan Chase Bank, as administrative agent under the Credit Agreement (the “Parent Support Agreement” relating to the Dex Media West Credit Agreement).

10.12+	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

10.13+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.14+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.15++	Form of Amended and Restated Management Consulting Agreement among Dex Media East LLC and The Carlyle Group.

10.16++	Form of Amended and Restated Management Consulting Agreement among Dex Media East LLC and Welsh, Carson, Anderson & Stowe.

10.17++	Form of Amended and Restated Management Consulting Agreement among Dex Media West LLC and The Carlyle Group.

10.18++	Form of Amended and Restated Management Consulting Agreement among Dex Media West LLC and Welsh, Carson, Anderson & Stowe

10.19++	Sponsor Stockholders Agreement among Dex Media, Inc., Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P.

10.20+	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.

10.21+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.

10.22+	First Amendment to the Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated September 8, 2003.

10.23+	Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended.

10.24+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.25+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.26+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.27+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.28+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.29+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.30+*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

Exhibit
Number	Document

10.31+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.32+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.33+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.34+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.35+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.36+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.37*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.38*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media’s Current Report on Form 8-K dated February 17, 2005).

10.39*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media’s Current Report on Form 8-K dated March 4, 2005).

10.40	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.41*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.42*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.43*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.44*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.45	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-32249).

10.46	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Commission File No. 1-32249).

10.47*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media’s Current Report on Form 8-K dated October 2, 2005).

Exhibit
Number	Document

10.49*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.50*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.51*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.52*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.53*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated December 21, 2005).

10.54*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.55*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.56*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.57*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.58*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.59	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.60	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K filed wit the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.61	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.62	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.63	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.64	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

Exhibit
Number	Document

10.65	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006).

10.66	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006).

31.1++++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Peter J. McDonald, President and Chief Operating Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2++++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1++++	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act by Peter J. McDonald, President and Chief Operating Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, of Dex Media, Inc.

+	Incorporated by reference to Dex Media’s Registration Statement on Form S-4 (File No. 333-114472), declared effective on May 14, 2004.

++	Incorporated by reference to Dex Media’s Registration Statement on Form S-1 (File No. 333-115489) and amendments thereto, declared effective on July 21, 2004.

+++	Incorporated by reference to Dex Media’s Registration Statement on Form S-1 (File No. 333-121859) and amendments thereto, declared effective on January 25, 2005.

++++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA, INC.
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 15, 2006

Exhibit Index

Exhibit 31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Peter J. McDonald, President and Chief Operating Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes Oxley Act by Peter J. McDonald, President and Chief Operating Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, of Dex Media, Inc.

*	Filed herewith.