Form 10-K
period 2007-12-31
Dex Media, Inc./new
filed 2008-03-31
CIK 1351506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code (919) 297-1600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑     No ☐
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of February 26, 2008, R.H. Donnelley Corporation owned all 1,000 outstanding shares of the registrant’s common stock, par value $0.01 per share.
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

PART I
ITEM 1. BUSINESS.
General
Dex Media, Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “Parent”). Except where otherwise indicated, the terms “Company,” “Dex Media,” “we,” “us” and “our” refer to Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries. As of December 31, 2007, Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”) were our only indirect wholly-owned subsidiaries. Our Parent’s executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our Parent’s telephone number is (919) 297-1600. Our Parent’s website address is www.rhd.com. We make available free of charge on our Parent’s Website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our Parent’s Website or the SEC Website is not part of this annual report.
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
Corporate Overview
Dex Media is the largest directory publisher in the Dex States (defined below). Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing our own Dex brand and Qwest, which is one of the most highly recognizable brands in the industry. Additionally, given our Dex brand is considered a leader in local search in our markets, we also co-brand our products with the Qwest brand, which further differentiates our search solutions from others.
Our Triple PlayTM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.com TM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 400,000 national and local businesses in 14 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,000 person sales force works on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Denver and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services which include online profile creation for local businesses and broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content and through search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”).
This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions us and our 1,000 person sales force as trusted advisors for marketing support and service in the local markets we serve.

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
Significant Business Developments
Acquisitions
On August 23, 2007, our parent, RHD, acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense by RHD over their vesting period. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
Debt Refinancing
On October 2, 2007, RHD issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund RHD’s acquisition of Business.com, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B term loans under the former Dex Media East credit facility, respectively, and used to pay related fees and expenses.
On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolver. Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.
See Item 8, “Financial Statements and Supplementary Data” — Note 4, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these financing transactions.
Historical Overview
“Predecessor Company” refers to the operations of Dex Media prior to the consummation of the RHD Merger (defined below) on January 31, 2006. “Successor Company” refers to the operations of Dex Media, formerly known as FAC, subsequent to the consummation of the RHD Merger.
The Predecessor Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of the Predecessor Company, and Qwest Dex. Dex Holdings and the Predecessor Company were formed by two private equity firms, The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”). In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to the Predecessor Company (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to the Predecessor Company (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.
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
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment. See Item 8, “Financial Statements and Supplementary Data” — Note 11, “Business Segments,” for additional information.
Business Overview
During 2007, we published and distributed print directories that provide comprehensive local information to consumers, enabling them to efficiently search for and find products and services offered by local businesses. Our print advertising continues to offer a strong return for advertisers, as ready to buy consumers across the United States referred to the Yellow Pages approximately 13.4 billion times in 2006 according to the YPA Industry Usage Study, resulting in a high conversion of advertising impressions to actual transactions for our customers. Our advertising customers enjoy this demonstrated value as they receive a large volume of qualified leads from ready to buy consumers. Consumers value our advertising products and services as they can access comprehensive, up-to-date information for what they want to buy.
The directional advertising we provide with our print products is complemented with our online products and services through our Triple Play service offering. Our Triple Play integrated marketing solutions suite encompasses an increasing number of tools consumers use to find businesses that sell the products and services they need: print Yellow Pages directories, our proprietary DexKnows.com search site and the rest of the Internet via Dex Search Marketing tools. Our online products and services provide merchants with additional methods to connect with consumers and businesses who are actively seeking to purchase products and services using the Internet.
Products and Services
In the Dex States, we offer an integrated solution of print and online products and services.
Print Products
We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time.
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

We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory, with replicated advertising from the core directory available for an additional charge. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products. Additionally, we offer Hispanic yellow pages in select markets, either on a standalone basis or as a separate section in the core or community directory.
Yellow Pages
We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification.
A range of paid advertising options is available in our yellow pages directories, as set forth below:
Listing options — Advertisers may enhance their complimentary listing in several ways. They may pay to have a listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. Advertisers may also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of their business.
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
Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased and the market. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and high-impact.
White Pages
State public utilities commissions require the local exchange carrier (“LEC”) affiliated with us, Qwest, to produce white pages directories to serve its local service areas. Through our publishing agreement with Qwest, we have contracted with Qwest to publish these directories for decades to come. Our publishing agreement with Qwest runs through November 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested to be non-listed.
Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings.
Specialty/Awareness Products
In addition to these primary products, we offer “awareness products” which allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers, and are priced at a premium to in-column and display advertisements. Awareness products include placement of customers advertising on the inside and outside of the front and back cover, on tabs within the directory, on the edges of the directory, on card stock inserted in the directory and delivery bags.

Online Products and Services
The Internet continues to emerge as an attractive medium for advertisers. Internet Yellow Pages references have increased as a percentage of Yellow Pages references from 7% in 2003 to 14% in 2007, according to The Kelsey Group. Additionally, online Yellow Pages marketing is expected to grow at a compounded average growth rate of 24% from 2007 to 2012, according to The Kelsey Group.
To address this emerging trend, we complement our print directory portfolio with the following online products and services:
•	Internet Yellow Pages — “DexKnows.com”;

•	Internet Marketing -“Dex Search Marketing”;

•	Business Search Engine and directory and performance based advertising -“Business.com,” “Work.com” and the “Business.com Advertising Network.”
DexKnows.com
During 2007, RHD consolidated all of its IYP platforms onto DexKnows.com to both generate scale efficiencies as well as provide a consistent solution across its markets. Advertisers’ content is placed on the DexKnows.com platform through basic text listings and business profiles and through sales of a variety of Internet products, including enhanced business profiles, e-mail links, website link and video advertisements. In many cases, print advertisers’ content is largely replicated to DexKnows.com. In some of our markets, advertisers are able to purchase priority inclusion products that include fully featured listings and provide the opportunity to be ranked closer to the top of search results pages.
We purchase information from other national databases to enhance in-region listings and supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). DexKnows.com includes approximately 16 million business listings and more than 140 million residential listings from across the United States. DexKnows.com was the number one IYP site within the Dex Media 14-state region for the past 15 quarters, as measured by comScore, a market research firm.
DexKnows.com allows the user to search based on a category, business name, or set of keyword terms within a geographic region. In addition, DexKnows.com providers users with the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.
In June 2007, RHD introduced the next-generation DexKnows.com destination site in the Dex Media markets. The new site provides a more relevant search experience for consumers, plus features such as draggable maps and map-based search, comparison shopping, user-generated itineraries for multi-stop shopping and personal contact lists to help consumers build personalized online yellow pages. The site has undergone continuous refinements and enhancements, including the introduction of user generated content, such as business ratings and reviews, and this new site serves as the foundation for a common IYP site across all of RHD’s markets.
Dex Media has content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements are intended to provide additional distribution of advertising content, thereby enhancing the value proposition offered to advertisers. In addition, in August 2007 RHD announced an expanded distribution agreement with Yahoo! ® in which Dex Media region advertisers will benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:
•	Featured Listings—sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Enhanced Listings—sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.

•	Yahoo! Maps Business Listings—sponsored listings within the context of a map-based view.

•	Yahoo! Yellow Pages — DexKnows.com advertisers are given a presence in the search results for Yahoo! Yellow Pages search.

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
Sales of Internet Marketing services continued in 2007 in our markets with a focus on migrating the product from the former Dex Web Clicks, which involved guaranteed clicks packages, to the Local Launch (defined below) product, which involves value-based packages. This Internet Marketing product has been designed as an affordable solution for small and medium-sized entities (“SMEs”), which allows advertisers to participate in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices that provide advertisers with a projected number of references, or “clicks,” to their website or storefront profile landing page over the contract term. In addition, our Internet Marketing program offers website design and hosting services to advertisers, in the event they do not already have an existing website. A network of search engines and portals provides the infrastructure for the provisioning of online references.
Dex Search Marketing
In September 2006, RHD acquired Local Launch, a local search products, platform and fulfillment provider. Local Launch serves as the foundation for Dex Search Marketing, a new business unit within RHD Interactive that is focused exclusively on the delivery of local advertisements through Internet Marketing across multiple local search directories and major search engines such as Google, Yahoo, and MSN. Products and services offered by Dex Search Marketing support the expansion of our current local Internet Marketing offerings and provide new, innovative solutions to enhance our local Internet Marketing capabilities. RHD began rolling out Dex Search Marketing products to its entire footprint in late March 2007 and completed the roll out in October 2007.
Dex Search Marketing provides a comprehensive approach to serving the Internet Marketing needs of small businesses through four major product and service elements:
•	Storefront Profile—constructs a simple but content rich presence on the web for the advertiser that is highly optimized to rank well within the organic portion of search engine results pages.

•	Distribution—provides the advertiser’s information and business information to multiple local search platforms including Yahoo! Local, Google Local, and Local.com.

•	Paid Search—develops, deploys, and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the advertiser.

•	Reporting—provides transparent, real-time results, such as click and call activity that occurs on the advertiser’s Storefront Profile.
Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch will continue to be offered to our advertisers through Business.com and the Local Launch brand and logo will continue to be utilized for our Internet Marketing offerings.
Business.com
On August 23, 2007, RHD acquired Business.com, a leading business search engine and directory and performance based advertising (“PBA”) network. Under the PBA model, advertisers effectively bid on a cost-per-click basis against other advertisers for priority placement within search results. The Business.com PBA platform enables this by providing for flexible advertising provisioning and bid management capabilities. In addition, its PBA technology also incorporates a yield management system to allow us to let demand, in this case the price, and performance, which is the click-through rate, determine advertising display, thus increasing our financial gain while promoting search relevancy.
Through this transaction, RHD added to its existing interactive portfolio a rapidly growing and profitable business-to-business company, with online properties that include Business.com, Work.com and the Business.com Advertising Network. The Business.com Advertising Network serves advertising on non-proprietary websites such as Businessweek.com, Forbes.com and AllBusiness.com, and shares advertiser revenue with third-party sites for qualified clicks each time a visitor clicks on our advertisers’ listings. This network provides a way for media buyers of various types to coordinate advertising campaigns across various sites in an efficient manner. The Business.com and Work.com properties attract an audience of highly qualified and motivated business decision makers. Business.com increases the revenues from these properties through the use of its PBA platform.

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
Sales
Our print and online local marketing consultant team is comprised of approximately 1,000 members.
We assign our print and online customers among premise local marketing consultants and telephone local marketing consultants based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are decentralized and locally based, operating throughout the country in local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.
The local print and online sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.
Premise local marketing consultants — conduct sales meetings face to face at customers’ business locations and typically handle higher dollar and more complex accounts.
Telephone local marketing consultants — handle lower dollar value accounts and conduct their sales over the phone.
Locally centralized sales — includes multiple types of sales efforts, including centralized local marketing consultants, prospector local marketing consultants and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.
Management believes that formal training is important to maintaining a highly productive sales force. Our local marketing consultants undergo ongoing training, with new local marketing consultants receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, product portfolio, customer care and administration, standards and ethics. Following classroom training, they are accompanied on sales calls by experienced local marketing consultants for further training. Our commitment to developing best sales practices across RHD are intended to ensure that they are able to give advertisers high-quality service and advice on appropriate advertising products and services.
In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national advertisers. In 2007, national advertisers accounted for about 15% of revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays the publisher after deducting its commission. We accept orders from approximately 160 CMRs and employ approximately 30 associates to manage our selling efforts to national customers and our CMR relationships.
Marketing
Our print and online sales and marketing processes are closely related and managed in an integrated manner. We believe that our marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.
Our marketing process includes the functions of market management, product development and management, market research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Dex Media promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, newspaper and outdoor advertising placements.
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
Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R. R. Donnelley share a common heritage, there is presently no other common ownership or business affiliation between them. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor extend through 2014.
The physical delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with three companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2009 through May 2010. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.
Printing, paper and distribution costs represented approximately 10.4% of our net revenue for the year ended December 31, 2007.
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

Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book and the U.S. business of Yell Group Ltd. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., in overlapping and adjacent markets.
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
We believe that advertiser preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution and high consumer usage rates. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising historically tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, most independent competitors are focused on aggressive pricing to gain market share. Others focus on niche opportunities such as community or ethnic directories. Our Plus companion directories have proven capable of recapturing and even growing usage share in highly competitive markets. Moreover, we believe the preference for directory advertising by consumers is its directional and permission-based nature, ease of use and its broad coverage of relevant businesses in the local markets. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information.
The Internet has also emerged as an attractive medium for advertisers. Historically, advertising on the Internet represented only a small part of the total U.S. advertising market, however as the Internet grows and high-speed Internet access becomes more mainstream, it has increasingly become prevalent as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. Overall references to print yellow pages directories in the United States have gradually declined from 2002 through 2006. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to growth of Internet directory usage.
Directory publishers, including us, have increasingly sold online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP site, DexKnows.com, with Internet yellow pages directories of independent and other incumbent directory publishers, and with other internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We compete with all of these online competitors based on value, local relevance and features. We also partner with some of these online businesses where it makes strategic sense to do so to expand the reach of our advertisers to a broad online consumer base.
The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We believe we are well positioned against emerging competition due to our deep local content, existing advertiser relationships, our extensive local sales force, and our ability to offer our customers complete directional advertising solutions including print directories, online directories and Internet Marketing services.
Raw Materials
Our principal raw material is paper. It is one of our largest cost items, representing approximately 3.9% of our net revenue for the year ended December 31, 2007. Paper used is primarily supplied by two paper suppliers: Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”), as well as other suppliers. Our agreement with Catalyst expires on December 31, 2008 and our agreement with Nippon expires on December 31, 2009. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Tembec Enterprises, Inc. (formerly known as Spruce Falls, Inc.), which we refer to as Tembec. Pursuant to an agreement between Tembec and us, Tembec is obligated to provide 100% of our annual cover stock paper requirements at a pre-negotiated price per weight. This agreement expires on December 31, 2009. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.
Agreements Between Us, Dex Media East and/or Dex Media West and Qwest
In connection with the Dex East Acquisition and Dex West Acquisition, we, Dex Media East and Dex Media West entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.
•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our websites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. The non-solicitation provisions contained in this agreement have expired.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until 2010 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2007, Qwest billed approximately 31% of our local revenue on our behalf, and we billed the remaining 69% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, we must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Our obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to us from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to us on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.
Additional agreements with Qwest related to intellectual property are described below in “Intellectual Property.”
Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex,” “DexKnows.com,” “Triple Play” and “Dex Search Marketing” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
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
RHD owns the Local Launch brand and logo and certain core technology developed by Local Launch, which has been deployed for our IYP and Internet Marketing online services.
RHD’s acquisition of Business.com provides us with a leading business-to-business online property supplemented with the attractive Work.com expert- and user-generated content site. We have begun integration of certain elements of Business.com’s technology with DexKnows.com to:
•	improve the consumer experience on DexKnows.com;

•	implement PBA on DexKnows.com; and

•	implement an advertising network for DexKnows.com.
RHD believes that leveraging Business.com’s existing technology platform will accelerate our time to market for these three areas by 12 to 15 months.
Under license agreements for subscriber listings and directory delivery lists, Qwest has granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories. We may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements is generally consistent with the term of the publishing agreement described above.
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

Employees
As of February 26, 2008, we have approximately 2,300 employees of which approximately 1,500 are represented by labor unions covered by two collective bargaining agreements in the Dex States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 500 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 1,000 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We consider our relationship with both unions to be good. Dex Media Service LLC (“Service Co.”), a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Service Co. was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.
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
Risks, uncertainties and contingencies include:
1) Our ability to meet substantial debt service obligations
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2007, we had total outstanding debt of $4,641.2 million (including fair value adjustments required by GAAP as a result of the RHD Merger) and had $172.9 million available under the revolving portion of various credit facilities of our subsidiaries.
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
Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, defer or forgo potential dividends or share repurchases by RHD, seek additional debt financing, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our subsidiaries’ credit facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
2) Restrictive covenants under our debt agreements
The indentures governing our existing notes and the notes of our subsidiaries and the agreements governing our subsidiaries’ credit facilities, include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:
•	incur additional debt;

•	pay dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to RHD, which could adversely affect the ability of Dex Media to satisfy its obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	create liens;

•	sell certain assets or merge with or into other companies; and

•	designate subsidiaries as unrestricted subsidiaries.
In addition, our subsidiaries’ credit facilities include other and more restrictive covenants and limit our ability to prepay our notes while borrowings under the credit facilities are outstanding.
Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due dates. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under our subsidiaries’ credit facilities could foreclose on the stock of Dex Media East and Dex Media West and on substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries. Our subsidiaries’ credit facilities are secured by our pledge of the stock of Dex Media East and Dex Media West as well as substantially all of the assets of Dex Media East and Dex Media West and their direct and indirect existing and future subsidiaries. In addition, these lenders could elect in the event of default to declare all amounts borrowed under our subsidiaries’ credit facilities, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing our notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar restrictive covenants.

3) Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book and the U.S. business of Yell Group Ltd. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., in overlapping and adjacent markets.
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future.
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
Directory publishers, including us, have increasingly sold online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.
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
4) Usage of printed yellow pages directories and changes in technology
Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2002 to 13.4 billion in 2006 according to the YPA Industry Usage Study. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. Recently the usage of Internet-based directory products has increased more rapidly. These trends have, in part, resulted in organic advertising sales declining in recent years, and we expect these trends to continue in 2008.
Any decline in usage could:
•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.
Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue or profits, as revenues and margins associated with Internet-based directories tend to be lower than print directories. For example, the margins that Business.com has realized tend to be lower than our print directories. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.
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
5) Recognition of impairment charges for our intangible assets or goodwill
At December 31, 2007, the net carrying value of our intangible assets and goodwill totaled $8.4 billion and $2.6 billion, respectively. Our intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying value of its intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant effect on our financial position and results of operations in the periods recognized.
The decline in the trading value of our debt and RHD’s debt and equity securities will require RHD and us to continue to assess the recoverability of goodwill and negative industry and economic trends may indicate that the carrying values of other intangible assets are not recoverable. RHD concluded that there was no impairment of our intangible assets or goodwill at December 31, 2007. The trading value of our publicly traded debt and RHD’s publicly traded debt and equity securities has continued to decline subsequent to December 31, 2007. If the value of our debt and RHD’s debt and equity securities does not recover, RHD will be required to assess the fair values of its assets and liabilities and the assets and liabilities of the Company and its subsidiaries and could conclude that goodwill and other long lived assets are impaired, which would result in impairment charges in 2008. In addition, worsening economic conditions in certain of our markets may require RHD to assess the recoverability of other intangible assets during 2008 which could result in additional impairment charges.
6) Information technology modernization effort and related IT matters
We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to the Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and dependent upon certain integration activities associated with the RHD Merger being successfully accomplished in a timely manner. The modernization effort is not expected to be fully implemented until the second half of 2008. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.
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
7) Impact of bankruptcy proceedings against Qwest during the term of the respective commercial arrangements
Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow.
Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest and our respective rights and its respective ability to discharge its obligations under those agreements, could be materially adversely impacted.
For example:
•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with it as “executory” contracts under U.S. bankruptcy law, thus allowing it to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Qwest, or a trustee acting on its behalf, could seek to sell certain of its assets, including the assets relating to its local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the publishing agreement, trademark license agreement and non-competition agreement with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements ten times per month for each state in the Dex States summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us.
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
8) The inability to enforce any of our key agreements with Qwest
In connection with the Dex Media East Acquisition and Dex Media West Acquisition, we entered into non-competition agreements with Qwest. These non-competition agreements prohibit Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas.
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

9) Future changes in directory publishing obligations in Qwest markets and other regulatory matters
Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex States where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Dex State were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.
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
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.
10) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 2.7% of our net revenues.
11) Dependence on third-party providers of printing, distribution, delivery and IT services
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for information technology (“IT”) development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor extend through 2014.
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
12) Fluctuations in the price and availability of paper
Our principal raw material is paper. It is one of our largest cost items, representing approximately 3.9% of our net revenue for the year ended December 31, 2007. Paper used is primarily supplied by two paper suppliers: Nippon and Catalyst, as well as other suppliers. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Tembec. Pursuant to an agreement between Tembec and us, Tembec is obligated to provide 100% of our annual cover stock paper requirements at a pre-negotiated price by weight. This agreement expires on December 31, 2009. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.
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
13) The sale of advertising to national accounts is coordinated by third parties that we do not control
Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national advertisers depends significantly on the performance of these third party CMRs that we do not control.
Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising. It is possible that status could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs from which we accept orders.
14) General economic factors
Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Historically, our advertising revenues, as well as those of yellow pages publishers in general, have not fluctuated widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. As a result, we may experience lower than expected revenues for our business in the future. Lastly, rising fuel prices may have an adverse affect on our business, particularly with respect to the costs of distributing our print directories.
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
15) Work stoppages among our sales force
Approximately 1,500 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 500 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 1,000 of Dex Media’s unionized workforce, expires in October 2009. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. We cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue in or prior to 2009. In addition, if a greater percentage of our workforce becomes unionized, the business and financial results of our business could be materially adversely affected.
16) Turnover among our sales force or key management
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced local marketing consultants and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our local marketing consultants and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.
Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.
17) The loss of important intellectual property rights
Some trademarks such as the “Qwest,” “Dex,” “DexKnows,” “DexKnows.com,” “Dex Search Marketing” and “Triple Play” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, with respect to Qwest markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexOnline.com and DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2. PROPERTIES
The following table details the location and general character of the material properties used by Dex Media to conduct its business:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Aurora, CO (1)	200,000	Sales and Operations	2008
Englewood, CO (2)	161,000	Sales and Administration	2008
Cary, NC	122,000	Corporate Headquarters	2015
Omaha, NE	103,000	Sales and Operations	2010
Phoenix, AZ	58,000	Sales and Operations	2017
Morrisville, NC	55,000	Pre-Press Publishing	2011
Maple Grove, MN	53,000	Sales and Operations	2017
Overland Park, KS	52,000	Sales and Operations	2009
Beaverton, OR	44,000	Sales and Operations	2016
Bellevue, WA	42,000	Sales and Operations	2008
Bristol, TN	25,000	Graphics Operations	Owned
Murray, UT	25,000	Sales and Operations	2009

RHD and the Company also lease space for additional operations, administrative and sales offices.

RHD and the Company believe that our current facilities are adequate for our current and future operations.

(1)	The Company has entered into a new lease agreement in Englewood, CO, which will become effective upon the expiration of the existing lease in November 2008. The new lease expires in October 2018 and includes approximately 137,000 square feet of office space.

(2)	The Company has entered into a new lease agreement in Lone Tree, CO, which will become effective upon the expiration of the existing lease in October 2008. The new lease expires in September 2019 and includes approximately 143,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.
We are also exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against us. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All outstanding shares of our common stock are owned by RHD. There is currently no established trading market for our equity securities. RHD’s common stock is traded on the New York Stock Exchange under the symbol “RHD.” Dividends of $150.0 million and $287.7 million were paid to our parent during the year ended December 31, 2007 and eleven months ended December 31, 2006, respectively. See Item 8, “Financial Statements and Supplemental Data” — Note 12, “ Related Party Transactions and Allocations,” for additional information.
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
Corporate Overview
Dex Media is the largest directory publisher in the Dex States (defined below). Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing our own Dex brand and Qwest, which is one of the most highly recognizable brands in the industry. Additionally, given our Dex brand is considered a leader in local search in our markets, we also co-brand our products with the Qwest brand, which further differentiates our search solutions from others.
Our Triple PlayTM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.com TM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 400,000 national and local businesses in 14 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,000 person sales force works on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Denver and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services which include online profile creation for local businesses and broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content and through search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”).
This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions us and our 1,000 person sales force as trusted advisors for marketing support and service in the local markets we serve.
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

Significant Business Developments
Acquisitions
On August 23, 2007, our parent, RHD, acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense by RHD over their vesting period. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
Debt Refinancing
On October 2, 2007, RHD issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund RHD’s acquisition of Business.com, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B term loans under the former Dex Media East credit facility, respectively, and used to pay related fees and expenses.
On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolver. Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.
See Item 8, “Financial Statements and Supplementary Data” — Note 4, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these financing transactions.
Historical Overview
The Predecessor Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of the Predecessor Company, and Qwest Dex. Dex Holdings and the Predecessor Company were formed by two private equity firms, The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”). In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to the Predecessor Company (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to the Predecessor Company (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.
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
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141 (R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 amends and replaces Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected life of “plain vanilla” share options and allowed usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 will continue to permit, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 is effective January 1, 2008 and the Company does not expect the adoption of SAB No. 110 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of our results for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006, we have provided the following combined results of Dex Media for the year ended December 31, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media’s underlying historical performance and future financial results. The financial information for the combined twelve months ended December 31, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the eleven months ended December 31, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Year ended December 31, 2007 and combined twelve months ended December 31, 2006
Factors Affecting Comparability
As a result of the RHD Merger, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to and in the month of the RHD Merger, including all directories published in the month the RHD Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
Reclassifications
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified bad debt expense in 2006 to conform to the current period’s presentation. These reclassifications had no impact on operating income (loss) or net loss for the eleven months ended December 31, 2006 and the one month ended January 31, 2006. The table below summarizes these reclassifications.

	Successor Company			Predecessor Company
	Eleven Months Ended			One Month Ended
	December 31, 2006			January 31, 2006
	As Previously		As	As Previously		As
(in thousands)	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
Cost of revenue	$565,635	$(347,915)	$217,720	$60,245	$(39,051)	$21,194
Selling and support expenses	—	358,526	358,526	—	33,014	33,014
General and administrative expenses	72,888	(10,611)	62,277	33,518	6,037	39,555

Net Revenue
The components of our net revenue for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 were as follows:

			Predecessor
	Successor Company		Company	Combined
	Year	Eleven Months	One Month	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Gross directory advertising revenue	$1,647,153	$868,864	$136,628	$1,005,492	$641,661
Sales claims and allowances	(41,312)	(34,664)	(4)	(34,668)	(6,644)

Net directory advertising revenue	1,605,841	834,200	136,624	970,824	635,017
Other revenue	26,309	23,015	3,271	26,286	23

Total net revenue	$1,632,150	$857,215	$139,895	$997,110	$635,040

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for Internet-based advertising products including online directories, such as DexKnows.com, and Internet Marketing services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in the advertisement pricing and the introduction of new products. Revenue with respect to print advertising and Internet-based advertising products that are sold with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, is recognized as delivered or fulfilled.
Gross directory advertising revenue for the year ended December 31, 2007 increased $641.7 million, or 63.8%, from the combined twelve months ended December 31, 2006. The increase in gross directory advertising revenue is primarily due to the effects of purchase accounting associated with the RHD Merger in 2006. Total gross directory advertising revenue for the combined twelve months ended December 31, 2006 excluded the amortization of advertising revenue for Dex Media-branded directories published before the RHD Merger under the deferral and amortization method totaling $798.1 million, which would have been reported in the period absent purchase accounting. Purchase accounting related to the RHD Merger has no impact on reported net revenue in 2007. This increase was partially offset by a decrease in print advertisement sales attributed to weaker housing trends and economic conditions.
Sales claims and allowances for the year ended December 31, 2007 increased $6.6 million, or 19.2%, from the combined twelve months ended December 31, 2006. The increase in sales claims and allowances for the year ended December 31, 2007 is primarily due to the effects of purchase accounting associated with the RHD Merger in 2006, offset by lower claims experience during 2007.
Other revenue includes barter revenue, late fees received on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in both the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 was $26.3 million. Other revenue for the year ended December 31, 2007 includes a full year of results for the Dex Media publication cycle, offset by declines in barter revenue. Other revenue for the combined twelve months ended December 31, 2006 was modestly impacted by purchase accounting.

Expenses
The components of total expenses for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 are as follows:

			Predecessor
	Successor Company		Company	Combined
	Year	Eleven Months	One Month	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Cost of revenue	$264,122	$217,720	$21,194	$238,914	$25,208
Selling and support expenses	416,414	358,526	33,014	391,540	24,874
G&A expenses	52,580	62,277	39,555	101,832	(49,252)
D&A expenses	332,494	230,609	26,810	257,419	75,075

Total	$1,065,610	$869,132	$120,573	$989,705	$75,905

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Cost of Revenue
Total cost of revenue for the year ended December 31, 2007 increased $25.2 million, or 10.6%, from the combined twelve months ended December 31, 2006. The increase in cost of revenue is primarily due to the impact of purchase accounting associated with the RHD Merger in 2006. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, print and delivery costs totaling $101.6 million for directories that published prior to and in the month of the RHD Merger were not reported in the combined twelve months ended December 31, 2006. Directory expenses for the combined twelve months ended December 31, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006.
As a result of purchase accounting required by GAAP, we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $157.7 million, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs is amortized over the terms of their applicable directories to cost of revenue, whereas cost uplift associated with commissions is amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortization associated with print, paper and delivery costs totaled $14.6 million, representing a decrease of $50.4 million for the year ended December 31, 2007 as compared to the prior period. Excluding these effects of purchase accounting, cost of revenue decreased primarily due to declines in information technology (“IT”) expenses of $10.1 million resulting from lower rates associated with a recently negotiated IT contract, which became effective in July 2007. Cost of revenue also decreased due to declines in barter expense of $9.2 million, print delivery management costs of $4.1 million due to synergies resulting from the RHD Merger, as well as print, paper and distribution costs of $3.4 million due to the commencement of our print product optimization program and negotiated price reductions in our print expenses.

Selling and Support Expenses
Total selling and support expenses for the year ended December 31, 2007 increased $24.9 million, or 6.4%, from the combined twelve months ended December 31, 2006. The increase in selling and support expenses is primarily due to the impact of purchase accounting associated with the RHD Merger in 2006. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and other selling and support costs totaling $67.7 million for directories that published prior to and in the month of the RHD Merger were not reported in the combined twelve months ended December 31, 2006. Directory expenses for the combined twelve months ended December 31, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006.
Cost uplift associated with commissions, which is amortized as selling and support expenses totaled $14.2 million, representing a decrease of $43.1 million for the year ended December 31, 2007 as compared to the prior period. Excluding these effects of purchase accounting, selling and support expenses decreased due to declines in commissions and salesperson costs of $10.0 million as a result of lower CMR commission rates. These declines were partially offset by an increase in advertising and branding expenses of $11.0 million, which were incurred to promote our Triple Play strategy as well as the use of DexKnows.com as our new URL.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the year ended December 31, 2007 decreased $49.3 million, or 48.4%, from the combined twelve months ended December 31, 2006. The decrease is primarily due to the absence of fees related to the RHD Merger. In the one month ended January 31, 2006, there were $22.0 million of financial advisory fees related to the RHD Merger, which were recognized by the Predecessor Company. The remaining decrease was primarily driven by the reduction in general corporate expenses of $13.4 million and office space reductions of $4.4 million resulting from cost synergies associated with the RHD Merger, as well as a decrease in retention bonuses of $3.4 million also as a result of the RHD Merger.
Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 were $332.5 million and $257.4 million, respectively. The increase in D&A expense of $75.1 million, or 29.2%, is primarily related to commencing amortization of the local customer intangible assets in the first quarter of 2007, offset by lower amortization expense for the new intangible assets established at the RHD Merger. The amortization of the local customer intangible assets was $82.9 million for the year ended December 31, 2007 with no comparable expense in the combined twelve months ended December 31, 2006. Upon consummation of the RHD Merger, the identified intangible assets related to the Dex East Acquisition and Dex West Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. As a result, the Predecessor Company had approximately $6.3 million higher intangible amortization expense during the one month ended January 31, 2006.
Operating Income (Loss)
Operating income (loss) for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 was as follows:

			Predecessor
	Successor Company		Company	Combined
	Year	Eleven Months	One Month	Twelve Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
(amounts in thousands)	2007	2006	2006	2006	$ Change

Total	$566,540	$(11,917)	$19,322	$7,405	$559,135

The increase in operating income for the year ended December 31, 2007, compared to operating income for the combined twelve months ended December 31, 2006 resulted from an increase in net revenue, partially offset by increases in cost of revenue, selling and support expenses and D&A expenses as described above. Since all deferred net revenue related to directories published prior to and in the month of the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenue in 2006.

Interest Expense, Net
Net interest expense for the year ended December 31, 2007 and the combined twelve months ended December 31, 2006 was $359.4 million and $413.4 million, respectively, which includes $2.5 million and $4.5 million, respectively, of amortization of deferred financing costs. In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, our debt was recorded at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $92.1 million for the year ended December 31, 2007, compared to $26.4 million for the eleven months ended December 31, 2006. The offset to interest expense for the year ended December 31, 2007 includes $62.2 million related to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007.
The decrease in net interest expense of $54.0 million, or 13.1%, was primarily due to the amortization of the fair value adjustment, lower outstanding debt during the period due to principal repayments, as well as decreased amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting.
The decrease in net interest expense was partially offset by call premium payments of $31.8 million and write-off of unamortized deferred financing costs of $0.2 million associated with the refinancing transactions conducted during the fourth quarter of 2007.
Income Taxes
The effective tax rate on income (loss) before income taxes for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006 was 42.1%, 37.9% and (10.3%), respectively. The effective tax rate for the year ended December 31, 2007 reflects an increase in the state and local tax rate as a result of adjustments in apportioning income to various states and modifications to state loss carryforwards, a decrease in non-deductible expenses, an increase in our valuation allowance and a decrease in other adjustments primarily related to intercompany transactions. The effective tax rate for the eleven months ended December 31, 2006 reflects the impact of the integration related to the RHD Merger combined with favorable treatment of certain purchase accounting adjustments. The effective rate for the one month ended January 31, 2006 reflects a valuation allowance for deferred tax assets associated with capitalized merger costs more likely than not to be unrealizable in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Risk Management
The Dex Media West and the new Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media West and new Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately $1.5 billion or 71% of the Company’s variable rate debt to fixed rate debt as of December 31, 2007. At December 31, 2007, approximately 47% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 86% of our total debt portfolio as of December 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 14, 2006	$300(3),	(6)	4.925% - 4.9435%	February 14, 2008 -February 14, 2009
February 28, 2006	50(1),	(6)	4.93275%	August 28, 2008
March 10, 2006	150(2),	(6)	5.010%	March 10, 2008
May 25, 2006	100(1),	(6)	5.326%	May 25, 2009
May 26, 2006	200(2),	(6)	5.2725% - 5.275%	May 26, 2009
June 12, 2006	150(2),	(6)	5.27% - 5.279%	June 12, 2009
November 26, 2007	600(4),	(5)	4.1852% - 4.604%	November 26, 2010 — November 26, 2012

Total	$1,550

(1)	Consists of one swap

(2)	Consists of two swaps

(3)	Consists of three swaps

(4)	Consists of four swaps

(5)	Dex Media East swaps

(6)	Dex Media West swaps
We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Interest rate swaps with a notional value of $1.5 billion have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $1.5 billion of bank debt.
Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 5, “Derivative Financial Instruments” included in Item 8 of this annual report, for additional information regarding our derivative financial instruments and hedging activities.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholder’s (shareholders’) equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $1.5 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $700.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. Following the RHD Merger, interest rate swaps with a notional amount of $425.0 million were not designated as cash flow hedges. As of December 31, 2007 all of these undesignated interest rate swaps were settled. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page
Dex Media, Inc.
Management’s Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2007 and 2006 (Successor Company)	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
F-6
Consolidated Statements of Changes in Shareholder’s (Shareholders’) Equity for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

Management’s Report on Internal Control Over Financial Reporting
The management of Dex Media, Inc. and subsidiaries (a wholly-owned subsidiary of R.H. Donnelley Corporation) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
Management assessed the effectiveness of Dex Media, Inc.’s internal control over financial reporting as of December 31, 2007. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.
Based on its assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Report of Independent Registered Public Accounting Firm
The Board of Directors
R.H. Donnelley Corporation:
We have audited the accompanying consolidated balance sheets of Dex Media, Inc. and subsidiaries (a wholly-owned subsidiary of R.H. Donnelley Corporation) (the Company) as of December 31, 2007 and 2006 (Successor Company), and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholder’s (shareholders’) equity for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex Media, Inc. and subsidiaries as of December 31, 2007 and 2006 (Successor Company), and the results of their operations and their cash flows for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Raleigh, North Carolina
March 31, 2008

DEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$12,975	$28,589
Accounts receivable
Billed	139,686	127,459
Unbilled	509,809	495,817
Allowance for doubtful accounts and sales claims	(21,816)	(17,476)

Net accounts receivable	627,679	605,800
Deferred directory costs	112,412	144,619
Short-term deferred income taxes, net	39,044	18,754
Prepaid expenses and other current assets	60,855	57,322

Total current assets	852,965	855,084
Fixed assets and computer software, net	83,268	64,007
Other non-current assets	29,458	19,231
Intangible assets, net	8,415,404	8,715,655
Goodwill	2,557,719	2,514,139

Total Assets	$11,938,814	$12,168,116

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$100,990	$87,953
Due to parent, net	60,435	10,341
Accrued interest	66,878	76,498
Deferred directory revenue	739,011	758,587
Current portion of long-term debt	161,007	270,431

Total current liabilities	1,128,321	1,203,810
Long-term debt	4,480,235	5,126,379
Deferred income taxes, net	2,143,313	1,994,636
Intercompany debt	300,000	—
Other non-current liabilities	127,506	124,111

Total liabilities	8,179,375	8,448,936

Commitments and contingencies

Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	3,884,125	3,959,125
Accumulated deficit	(120,902)	(240,665)
Accumulated other comprehensive (loss) income	(3,784)	720

Total Shareholder’s Equity	3,759,439	3,719,180

Total Liabilities and Shareholder’s Equity	$11,938,814	$12,168,116

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Company		Predecessor Company
		Eleven Months
	Year Ended	Ended		Year Ended
	December 31,	December 31,	One Month Ended	December 31,
(in thousands)	2007	2006	January 31, 2006	2005

Net revenues	$1,632,150	$857,215	$139,895	$1,658,235
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	264,122	217,720	21,194	219,968
Selling and support expenses	416,414	358,526	33,014	371,421
General and administrative expenses	52,580	62,277	39,555	164,314
Depreciation and amortization	332,494	230,609	26,810	377,231

Total expenses	1,065,610	869,132	120,573	1,132,934
Operating income (loss)	566,540	(11,917)	19,322	525,301
Interest expense, net	359,390	375,892	37,494	445,742

Income (loss) before income taxes	207,150	(387,809)	(18,172)	79,559
Provision (benefit) for income taxes	87,175	(147,144)	1,872	32,776

Net income (loss)	$119,975	$(240,665)	$(20,044)	$46,783

Comprehensive Income (Loss)
Net income (loss)	$119,975	$(240,665)	$(20,044)	$46,783
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) provision of ($6,340), $(1,952), $57 and $1,338 for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005, respectively	(10,763)	(3,065)	90	2,101
Benefit plans adjustment, net of tax provision of $3,697	6,259	—	—	—

Comprehensive income (loss)	$115,471	$(243,730)	$(19,954)	$48,884

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company		Predecessor Company
		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	January 31,	December 31,
(in thousands)	2007	2006	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$119,975	$(240,665)	$(20,044)	$46,783
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	332,494	230,609	26,810	377,231
Deferred income tax provision (benefit)	87,144	(147,144)	1,872	32,766
Provision for bad debts	44,225	33,479	8,288	61,288
Stock-based compensation expense	21,019	17,507	3,872	13,755
Interest rate swap ineffectiveness	1,303	550	194	(1,419)
Amortization of deferred financing costs	2,464	2,287	2,259	36,957
Amortization of debt fair value adjustment	(92,127)	(26,355)	—	—
Accretion on discount notes	57,464	48,435	4,229	48,484
Loss on disposal of assets	96	—	—	196
Loss on extinguishment of debt	32,020	—	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(66,446)	(45,773)	(202)	(80,357)
Decrease (increase) in other assets	14,698	(27,656)	4,275	2,197
Increase (decrease) in accounts payable and accrued liabilities	8,370	(59,123)	11,448	7,256
Increase (decrease) in amounts due to parent	26,736	(13,574)	—	—
(Decrease) increase in deferred directory revenue	(19,576)	653,966	(3,160)	13,793
Increase in other non-current liabilities	7,449	4,631	1,101	14,482

Net cash provided by operating activities	577,308	431,174	40,942	573,412
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(45,448)	(24,931)	(1,144)	(37,180)

Net cash used in investing activities	(45,448)	(24,931)	(1,144)	(37,180)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	1,088,822	444,193	—	—
Note and credit facilities repayments	(1,817,453)	(594,228)	—	(505,125)
Revolver borrowings	403,000	567,600	—	288,000
Revolver repayments	(406,450)	(552,100)	(10,000)	(266,000)
Premium paid on debt redemption	(31,793)	(2,914)	—	—
(Decrease) increase in checks not yet presented for payment	(8,600)	6,812	(1,224)	(4,058)
Proceeds from employee stock option exercises	—	—	2,912	1,460
Payment of debt refinance costs	—	(1,012)	—	(3,808)
Intercompany debt	300,000	—	—	—
Contribution by parent	75,000	22,000	—	—
Distributions to parent	(150,000)	(287,745)	—	—
Common stock dividends paid	—	—	(13,554)	(54,127)

Net cash used in financing activities	(547,474)	(397,394)	(21,866)	(543,658)
(Decrease) increase in cash and cash equivalents	(15,614)	8,849	17,932	(7,426)
Cash and cash equivalents, beginning of period	28,589	19,740	1,808	9,234

Cash and cash equivalents, end of period	$12,975	$28,589	$19,740	$1,808

Supplemental Information:
Cash interest paid	$360,995	$370,398	$15,126	$355,483
The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S (SHAREHOLDERS’) EQUITY

				Accumulated	Total
		Additional		Other	Shareholder’s
		Paid-in	Accumulated	Comprehensive	(Shareholders’)
	Common Stock	Capital	Deficit	(Loss) Income	Equity
Predecessor Company
Balance, December 31, 2004	$1,503	$833,736	$(153,916)	$(788)	$680,535
Stock based compensation expense	—	13,755	—	—	13,755
Issuance of restricted stock	1	—	—	—	1
Common stock option exercise	3	1,457	—	—	1,460
Tax impact of common stock option exercise	—	550	—	—	550
Common stock dividends declared	—	(54,245)	—	—	(54,245)
Net income	—	—	46,783	—	46,783
Unrealized gain on interest rate swaps, net of tax	—	—	—	2,101	2,101

Balance, December 31, 2005	1,507	795,253	(107,133)	1,313	690,940
Stock based compensation expense	—	3,872	—	—	3,872
Common stock option exercise	6	2,906	—	—	2,912
Other	—	62	—	—	62
Net loss	—	—	(20,044)	—	(20,044)
Unrealized gain on interest rate swaps, net of tax	—	—	—	90	90

Balance, January 31, 2006	$1,513	$802,093	$(127,177)	$1,403	$677,832

Successor Company
Capitalization at RHD Merger	$—	$4,224,870	$—	$—	$4,224,870
Contribution by parent	—	22,000	—	—	22,000
Distribution to parent	—	(287,745)	—	—	(287,745)
Net loss	—	—	(240,665)	—	(240,665)
Unrealized loss on interest rate swaps, net of tax	—	—	—	(3,065)	(3,065)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	3,785	3,785

Balance, December 31, 2006	—	3,959,125	(240,665)	720	3,719,180
Contribution by parent	—	75,000	—	—	75,000
Distributions to parent	—	(150,000)	—	—	(150,000)
Cumulative effect of FIN No. 48 adoption	—	—	(212)	—	(212)
Net income	—	—	119,975	—	119,975
Unrealized loss on interest rate swaps, net of tax	—	—	—	(10,763)	(10,763)
Benefit plans adjustment, net of tax	—	—	—	6,259	6,259

Balance, December 31, 2007	$—	$3,884,125	$(120,902)	$(3,784)	$3,759,439

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share data)
1. Business and Presentation
The consolidated financial statements include the accounts of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “Dex Media,” “we,” “us” and “our”). As of December 31, 2007, Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”) were our only indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Dex Media is the largest directory publisher in the Dex States (defined below). Together with its parent, R.H. Donnelley Corporation (“RHD”), Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing our own Dex brand and Qwest, which is one of the most highly recognizable brands in the industry. During 2007, our print and online solutions helped more than 400,000 national and local businesses in 14 states reach consumers who were actively seeking to purchase products and services. During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Denver and Phoenix.
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
Reclassifications
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified bad debt expense in 2006 and 2005 to conform to the current period’s presentation. These reclassifications had no impact on operating income (loss) or net income (loss) for the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005. The table below summarizes these reclassifications.

	Successor Company			Predecessor Company
	Eleven Months Ended			One Month Ended
	December 31, 2006			January 31, 2006			Year Ended December 31, 2005
	As			As			As
(in	Previously		As	Previously		As	Previously		As
thousands)	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
Cost of revenue	$565,635	$(347,915)	$217,720	$60,245	$(39,051)	$21,194	$665,541	$(445,573)	$219,968
Selling and support expenses	—	358,526	358,526	—	33,014	33,014	—	371,421	371,421
General and administrative expenses	72,888	(10,611)	62,277	33,518	6,037	39,555	90,162	74,152	164,314

Significant Business Developments
Acquisitions
On August 23, 2007, our parent, RHD, acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense by RHD over their vesting period. The purpose of the Business.com Acquisition was to expand RHD and the Company’s existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD and the Company’s position in the expanding local commercial search market and to develop an online performance based advertising network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. As such, the results of Business.com are not included in the Company’s operating results.
Debt Refinancing
On October 2, 2007, RHD issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund RHD’s acquisition of Business.com, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, RHD issued an additional $500 million of Series A-4 Notes. Certain proceeds from this issuance were transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B term loans under the former Dex Media East credit facility, respectively, and used to pay related fees and expenses.
On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolver. Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.
See Note 4, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these refinancing transactions.
Historical Overview
“Predecessor Company” refers to the operations of Dex Media prior to the consummation of the RHD Merger (defined below) on January 31, 2006. “Successor Company” refers to the operations of Dex Media, formerly known as FAC (defined below), subsequent to the consummation of the RHD Merger.
The Predecessor Company’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of the Predecessor Company, and Qwest Dex. Dex Holdings and the Predecessor Company were formed by two private equity firms, The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”). In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to the Predecessor Company (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to the Predecessor Company (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005.
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
2. Summary of Significant Accounting Policies
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are sold with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not sold with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”), is recognized as delivered or fulfilled. In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. For the year ended December 31, 2007 and the eleven months ended December 31, 2006, the adjustment to revenue for sales claims was $41.3 million and $34.7 million, respectively.
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
Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Fixed assets and computer software acquired in conjunction with acquisitions are recorded at fair value on the acquisition date. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Computer software	$95,999	$63,052
Computer equipment	21,185	16,797
Machinery and equipment	1,269	1,222
Furniture and fixtures	4,668	2,264
Leasehold improvements	11,580	4,856
Construction in Process — Computer software and equipment	12,189	7,080

Total cost	146,890	95,271
Less accumulated depreciation and amortization	(63,622)	(31,264)

Net fixed assets and computer software	$83,268	$64,007

Depreciation and amortization expense on fixed assets and computer software for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005 was as follows:

	Successor Company		Predecessor Company
		Eleven Months		Year Ended
	Year Ended	Ended December	One Month Ended	December 31,
	December 31, 2007	31, 2006	January 31, 2006	2005

Depreciation of fixed assets	$8,488	$10,545	$789	$11,727
Amortization of computer software	23,755	20,719	1,738	19,802

Total depreciation and amortization on fixed assets and computer software	$32,243	$31,264	$2,527	$31,529

Identifiable Intangible Assets and Goodwill
Successor Company
As a result of the RHD Merger, certain intangible assets were identified and recorded at their estimated fair value and the balances of intangible assets from the Dex East Acquisition and the Dex West Acquisition were eliminated. Amortization expense was $300.3 million and $199.3 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. Amortization for the five succeeding years is estimated to be approximately $307.2 million, $298.0 million, $289.4 million, $281.5 million and $274.5 million, respectively. Annual amortization of goodwill and intangibles for tax purposes is approximately $449.9 million. The acquired intangible assets and their respective book values at December 31, 2007 are shown in the following table:

	December 31, 2007
	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Fair value	$7,320,000	$875,000	$205,000	$490,000	$25,000	$8,915,000
Accumulated amortization	(334,048)	(82,891)	(16,053)	(62,611)	(3,993)	(499,596)

Net intangible assets	$6,985,952	$792,109	$188,947	$427,389	$21,007	$8,415,404

The acquired intangible assets and their respective book values at December 31, 2006 are shown in the following table:

	December 31, 2006
	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Fair value	$7,320,000	$875,000	$205,000	$490,000	$25,000	$8,915,000
Accumulated amortization	(159,762)	—	(7,729)	(29,944)	(1,910)	(199,345)

Net intangible assets	$7,160,238	$875,000	$197,271	$460,056	$23,090	$8,715,655

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
As a result of the RHD Merger, RHD also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20.0 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex States and the right to use these marks in connection with DexKnows.com® (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.
The fair values of the local and national customer relationships were determined based on the multi-period excess earnings method. As a result of cost uplift (defined below) from purchase accounting being substantially amortized, during the first quarter of 2007, we commenced amortization of local customer relationships established as a result of the RHD Merger. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.”

The fair value of the Trade Names was determined based on the “relief from royalty” method, which values the Trade Names based on the estimated amount that a company would have to pay in an arms length transaction to use these Trade Names. This asset is being amortized under the straight-line method over 15 years.
No impairment losses were recorded related to our intangible assets during the year ended December 31, 2007 and the eleven months ended December 31, 2006.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $2.6 billion, allocated to Dex Media East and Dex Media West at approximately $1.2 billion and $1.4 billion, respectively, was recorded as goodwill. During the year ended December 31, 2007, we recorded adjustments to goodwill totaling $43.6 million associated with the RHD Merger that primarily related to deferred income taxes. The total amount of goodwill that is expected to be deductible for tax purposes related to the RHD Merger is approximately $2.1 billion.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007 and the eleven months ended December 31, 2006.
The decline in the trading value of our debt and RHD’s debt and equity securities will require RHD and us to continue to assess the recoverability of goodwill and negative industry and economic trends may indicate that the carrying values of other intangible assets are not recoverable. The trading value of our publicly traded debt and RHD’s publicly traded debt and equity securities has continued to decline subsequent to December 31, 2007. If the value of our debt and RHD’s debt and equity securities does not recover, RHD will be required to assess the fair values of its assets and liabilities and the assets and liabilities of the Company and its subsidiaries and could conclude that goodwill and other long lived assets are impaired, which would result in impairment charges in 2008. In addition, worsening economic conditions in certain of our markets may require RHD to assess the recoverability of other intangible assets during 2008 which could result in additional impairment charges.
Predecessor Company
As a result of the Dex East Acquisition and the Dex West Acquisition, certain intangible assets were identified and recorded at their estimated fair value. Amortization expense was $24.3 million and $345.7 million for the one month ended January 31, 2006 and the year ended December 31, 2005, respectively.
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
In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006 or the year ended December 31, 2005. The balances of intangible assets from the Dex East Acquisition and the Dex West Acquisition were eliminated in purchase accounting as a result of the RHD Merger.
Interest Expense and Deferred Financing Costs. Interest expense for year ended December 31, 2007 and the eleven months ended December 31, 2006 was $360.5 million and $376.5 million, respectively. Interest expense for the one month ended January 31, 2006 and the year ended December 31, 2005 was $37.6 million and $446.4 million, respectively. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized on the consolidated balance sheet. These costs were being amortized to interest expense over the terms of the related debt agreements. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under GAAP; plus an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense for the Successor Company was $2.5 million and $2.3 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. Amortization of deferred financing costs included in interest expense for the Predecessor Company was $2.3 million and $37.0 million for the one month ended

January 31, 2006 and the year ended December 31, 2005, respectively. Amortization of the fair value adjustment was $92.1 million and $26.4 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. The offset to interest expense for the year ended December 31, 2007 includes $62.2 million related to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense in 2007 includes redemption premium payments of $31.8 million and write-off of unamortized deferred financing costs of $0.2 million associated with the refinancing transactions conducted during the fourth quarter of 2007. See Note 4, “Long Term Debt, Credit Facilities and Notes” for a further description of these debt extinguishments.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $29.3 million and $18.3 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. Total advertising expense was $4.5 million and $33.2 million for the one month ended January 31, 2006 and the year ended December 31, 2005, respectively.
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
At December 31, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $1.5 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments and Hedging Activities. We account for our derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. We utilize a combination of fixed rate and variable rate debt to finance our operations. The variable rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy this objective, we have entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. Our interest rate swap agreements effectively convert $1.5 billion, or approximately 71%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2007, approximately 47% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 86% of our total debt portfolio as of December 31, 2007.
On the day a derivative contract is executed, we may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships we formally document the hedging relationship and its risk-

management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive (loss) income will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.
See Note 5, “Derivative Financial Instruments,” for additional information regarding our derivative financial instruments and hedging activities.
Pension and Postretirement Benefits. Pension and postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. During 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plan. For 2005, to determine this rate, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows matched the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income (loss) in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 became effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We have adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and postretirement plans as of December 31, 2006, as required. We complied with the measurement date provisions of SFAS No. 158 as of December 31, 2006.
Please refer to Note 8, “Benefit Plans,” which addresses the financial impact of our adoption of SFAS No. 158, and for further information regarding our benefit plans.
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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7, “Income Taxes,” for more information regarding our provision (benefit) for income taxes as well as the impact of adopting FIN No. 48.
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
On January 1, 2006, RHD and the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2007 and the eleven months ended December 31, 2006, RHD and the Company utilized a forfeiture rate of 5% in determining compensation expense.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the year ended December 31, 2007 and the eleven months ended December 31, 2006.
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
Predecessor Company
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Predecessor Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided below the pro forma disclosures of the effect on net income for the year ended December 31, 2005 as if the Predecessor Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123.
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123 (R). Prior to adopting SFAS No. 123 (R) on January 1, 2006, the Predecessor Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB No. 25. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. In accordance with the Modified Prospective Method, financial statement amounts for the year ended December 31, 2005 have not been restated to reflect the fair value method of expensing stock-based compensation.
For the year ended December 31, 2005, the Predecessor Company accounted for the Stock Option Plan of Dex Media, Inc. (“2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (“2004 Plan”) under the recognition and measurement principles of APB No. 25. Had the Predecessor Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by SFAS No. 123, the pro forma results of the Predecessor Company would have been as follows:

Year Ended
December 31,
2005
Net Income
As reported	$46,783
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,758
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(1,956)

Pro forma	$52,585

Please refer to Note 6, “Stock Incentive Plans,” for additional information regarding RHD’s and our stock incentive plans and the adoption of SFAS No. 123 (R).
Fair Value of Financial Instruments. SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31, 2007 and 2006, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair value of our long-term debt as disclosed in Note 4, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, and certain assumptions pertaining to RHD’s stock-based awards, among others.

New Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141 (R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited.
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 amends and replaces Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected life of “plain vanilla” share options and allowed usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 will continue to permit, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 is effective January 1, 2008 and the Company does not expect the adoption of SAB No. 110 to have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.
3. RHD Merger and Restructuring Charges
On January 31, 2006, the Predecessor Company was acquired by RHD for an equity purchase price of $4.1 billion. Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described below for a total aggregate purchase price of $9.8 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. The total allocable purchase price also included transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million.
As a result of the RHD Merger, our assets and liabilities were recorded based on their fair values at the date of the RHD Merger, and certain other assets and liabilities were recorded by us upon consummation of the RHD Merger. Thus, the bases of the assets and liabilities of the Predecessor Company are not comparable to those of the Successor Company.
The RHD Merger was accounted for in accordance with SFAS No. 141. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed by RHD based on their respective estimated fair values on the acquisition date with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired by RHD include directory services agreements between the Company and Qwest, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.
Under purchase accounting rules, RHD did not assume or record the deferred revenue balance of the Company of $114.0 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the RHD Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the RHD Merger, as well as directories that were published in the month of the RHD Merger. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to and in the month of the RHD Merger. As a result, the billed and unbilled accounts receivable balances acquired by RHD remained assets of the Company. Also under purchase accounting rules, RHD did not assume or record the deferred directory costs related to those directories that were published prior to and in the month of the RHD Merger as well as directories that published in the month of the RHD Merger, totaling $205.1 million. These costs represent cost of revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting.
The table below shows the activity in our restructuring reserves related to the RHD Merger during the year ended December 31, 2007 and the eleven months ended December 31, 2006.

Balance at January 31, 2006	$—
Additions to reserve charged to goodwill	18,914
Payments	(11,299)

Balance at December 31, 2006	7,615
Additions to reserve charged to goodwill	96
Payments	(3,825)
Reserve reversal credited to goodwill	(559)

Balance at December 31, 2007	$3,327

As a result of the RHD Merger, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Colorado, Minnesota, Nebraska and Oregon. We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. Payments made with respect to severance and relocation during the year ended December 31, 2007 and the eleven months ended December 31, 2006 totaled $1.6 million and $10.8 million, respectively. During 2007, we finalized our assessment of the relocation reserve established as a result of the RHD Merger and as a result, we reversed the remaining amount in the reserve of $0.6 million, with a corresponding offset to goodwill. Payments of $2.2 million and $0.5 million were made during the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively, with respect to our vacated leased facilities. The remaining lease payments for these facilities will be made through 2016.
The Successor Company recognized merger related expenses of $2.6 million during the eleven months ended December 31, 2006 with no comparable expense during the year ended December 31, 2007. These merger related costs for the eleven months ended December 31, 2006 included $2.1 million for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $27.2 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger. These costs are included in general and administrative expenses in the consolidated statements of operations.
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $2.0 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008. This restructuring charge was unrelated to the RHD Merger.

4. Long-Term Debt, Credit Facilities and Notes
Long-term debt of the Company at December 31, 2007 and 2006, including fair value adjustments required by GAAP as a result of the RHD Merger, consisted of the following:

	December 31,	December 31,
	2007	2006

Dex Media, Inc.
8% Senior Notes due 2013	$512,097	$513,664
9% Senior Discount Notes due 2013	719,112	663,153
Dex Media East
Credit Facility	1,106,050	656,571
9.875% Senior Notes due 2009	—	476,677
12.125% Senior Subordinated Notes due 2012	—	390,314
Dex Media West
Credit Facility	1,071,491	1,450,917
8.5% Senior Notes due 2010	398,736	403,260
5.875% Senior Notes due 2011	8,774	8,786
9.875% Senior Subordinated Notes due 2013	824,982	833,468

Total Dex Media Inc. Consolidated	4,641,242	5,396,810
Less: current portion	161,007	270,431

Long-term debt	$4,480,235	$5,126,379

Credit Facilities
At December 31, 2007, total outstanding debt under our credit facilities was $2,177.6 million, comprised of $1,106.1 million under the new Dex Media East credit facility and $1,071.5 million under the Dex Media West credit facility.
Dex Media East
On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility. The new Dex Media East credit facility consists of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility (“new Dex Media East Revolver”) and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. The new Dex Media East credit facility is secured by pledges of similar assets and has similar covenants and events of default as the former Dex Media East credit facility.
As of December 31, 2007, the principal amounts owing under the Term Loan A and Term Loan B totaled $1,100.0 million, comprised of $700.0 million and $400.0 million, respectively, and $6.1 million was outstanding under the new Dex Media East Revolver (with an additional $3.0 million utilized under three standby letters of credit). The new Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the new Dex Media East credit facility was 6.87% at December 31, 2007. The weighted average interest rate of outstanding debt under the former Dex Media East credit facility was 6.85% at December 31, 2006.
The former Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consisted of revolving loan commitments (“former Dex Media East Revolver”) and a Term Loan A and Term Loan B. On October 17, 2007, $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007.
Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East Revolver. The repayment of the term loans and revolving loan commitments outstanding under the former Dex Media East credit facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $0.2 million related to the write-off of unamortized deferred financing costs.

Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012. See below for further details.
As of December 31, 2007, the new Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media West
As of December 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and a Term Loan A, Term Loan B-1 and Term Loan B-2. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2007, the principal amounts owed under the Term Loan A, Term Loan B-1, and Term Loan B-2 totaled $1,053.5 million, comprised of $152.9 million, $310.7 million, and $589.9 million, respectively, and $18.0 million was outstanding under the Dex Media West Revolver. The Term Loan B-1 in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.51% and 6.83% at December 31, 2007 and 2006, respectively.
As of December 31, 2007, the Dex Media West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media West Revolver and Term Loan A and a 0.50% margin on Term Loan B-1 and Term Loan B-2; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media West Revolver and Term Loan A and a 1.50% margin on Term Loan B-1 and Term Loan B-2. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Notes
At December 31, 2007, we had total outstanding notes of $2,463.7 million, comprised of $1,231.2 million outstanding Dex Media notes and $1,232.5 million outstanding Dex Media West notes.
Dex Media, Inc.
At December 31, 2007, Dex Media, Inc. had total outstanding notes of $1,231.2 million, comprised of $512.1 million 8% Senior Notes and $719.1 million 9% Senior Discount Notes.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $500 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8% Senior Notes had a fair market value of $466.3 million.

The 8% Senior Notes with a face value of $500 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2008	104.000%
2009	102.667%
2010	101.333%
2011 and thereafter	100.000%
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2007, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9% Senior Discount Notes had a fair market value of $673.1 million.
The remaining $749.9 million face value of 9% Senior Discount Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2008	104.500%
2009	103.000%
2010	101.500%
2011 and thereafter	100.000%
Dex Media East
On November 26, 2007, proceeds from the new Dex Media East credit facility were used to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009, $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012, redemption premiums associated with these Senior Notes and Senior Subordinated Notes of $11.1 million and $20.7 million, respectively, and pay transaction costs. The redemption of these Senior Notes and Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss of $31.8 million charged to interest expense during the year ended December 31, 2007 related to the redemption premiums. In addition, as a result of redeeming these Senior Notes and Senior Subordinated Notes, interest expense was offset by $62.2 million during the year ended December 31, 2007, resulting from accelerated amortization of the remaining fair value adjustment recorded as a result of the Dex Media Merger.
Dex Media West
At December 31, 2007, Dex Media West had total outstanding notes of $1,232.5 million, comprised of $398.7 million 8.5% Senior Notes, $8.8 million 5.875% Senior Notes and $825.0 million Senior Subordinated Notes.
Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $385 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8.5% Senior Notes had a fair market value of $389.8 million.

The 8.5% Senior Notes with a face value of $385 million are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price
2008	102.125%
2009 and thereafter	100.000%
Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 5.875% Senior Notes had a fair market value of $8.7 million.
The remaining $8.7 million face value of 5.875% Senior Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2008	102.938%
2009	101.469%
2010 and thereafter	100.000%
Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9.875% Senior Subordinated Notes had a fair market value of $788.4 million.
The remaining $761.7 million face value of 9.875% Senior Subordinated Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price
2008	104.938%
2009	103.292%
2010	101.646%
2011 and thereafter	100.000%
Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2007 were:

2008	$161,007
2009	792,631
2010	719,153
2011	126,470
2012	179,000
Thereafter	2,559,165

Total	$4,537,426

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
As a result of the RHD Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes) and $26.4 million during the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the RHD Merger, of which $103.8 million remains unamortized at December 31, 2007, as shown in the following table. As a result of redeeming Dex Media East’s Senior Notes and Senior Subordinated Notes, no fair value adjustment related to these debt obligations remains unamortized at December 31, 2007.

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31, 2006	December 31, 2007
Dex Media, Inc.
8% Senior Notes due 2013	$15,000	$12,097
9% Senior Discount Notes due 2013	17,177	14,596
Dex Media East
Credit Facility	—	—
9.875% Senior Notes due 2009	34,290	—
12.125% Senior Subordinated Notes due 2012	54,600	—
Dex Media West
Credit Facility	—	—
8.5% Senior Notes due 2010	22,138	13,736
5.875% Senior Notes due 2011	76	54
9.875% Senior Subordinated Notes due 2013	79,022	63,333

Total	$222,303	$103,816

5. Derivative Financial Instruments
The Dex Media West and the new Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Company has entered into the following interest rate swaps that effectively convert approximately $1.5 billion of the Company’s variable rate debt to fixed rate debt as of December 31, 2007.

Effective Dates	Notional Amount	Pay Rates	Maturity Dates
(dollar amounts in millions)
February 14, 2006	$300(3), (6)	4.925% - 4.9435%	February 14, 2008 -February 14, 2009
February 28, 2006	50(1), (6)	4.93275%	August 28, 2008
March 10, 2006	150(2), (6)	5.010%	March 10, 2008
May 25, 2006	100(1), (6)	5.326%	May 25, 2009
May 26, 2006	200(2), (6)	5.2725% -5.275%	May 26, 2009
June 12, 2006	150(2), (6)	5.27% - 5.279%	June 12, 2009
November 26, 2007	600(4), (5)	4.1852% - 4.604%	November 26, 2010 — November 26, 2012

Total	$1,550

(1)	Consists of one swap

(2)	Consists of two swaps

(3)	Consists of three swaps

(4)	Consists of four swaps

(5)	Dex Media East swaps

(6)	Dex Media West swaps
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
These interest rate swap agreements effectively convert $1.5 billion of variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Dex Media West and Dex Media East swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of December 31, 2007, pay a weighted average fixed rate of 4.84%. These interest rate swaps mature at varying dates from February 14, 2008 through November 26, 2012 Under the terms of the Dex Media East swap agreements that had not been designated as cash flow hedges, we received variable interest based on the three-month LIBOR and as of December 31, 2007, all of these interest rate swaps have been settled. The weighted average rate received on our interest rate swaps was 5.02% during the year ended December 31, 2007. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $1.5 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1.5 billion of bank debt. As of December 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1.5 billion of bank debt.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005, the Company recorded an increase to interest expense of $4.3 million and a reduction to interest expense of $1.5 million, $0.2 million and $3.4 million, respectively, as a result of the change in fair value of these interest rate swaps. During May 2006, the Company entered into $700.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction of interest expense of $3.2 million for the eleven months ended December 31, 2006. At December 31, 2007, no interest rate swaps remain undesignated.
During the year ended December 31, 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006, the Company reclassified $1.6 million of hedging losses, $1.2 million of hedging gains and less than $0.1 million of hedging gains into earnings, respectively. During the year ended December 31, 2005, the Company reclassified $1.0 million of hedging losses into earnings. As of December 31, 2007, $3.4 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these net derivative losses to earnings.
6. Stock Incentive Plans
Successor Company
For the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Company recognized $21.0 million and $17.5 million, respectively, of stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the year ended December

31, 2007 and the eleven months ended December 31, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total.
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123 (R) requires that these cash flows be classified as financing cash flows. During the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by the tax impact of stock-based award exercises for the year ended December 31, 2007 and the eleven months ended December 31, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the years ended December 31, 2007 and 2006 was $22.47 and $20.08, respectively. The following assumptions were used in valuing these stock-based awards for the years ended December 31, 2007 and 2006, respectively:

	December 31, 2007	December 31, 2006

Dividend yield	0%	0%
Expected volatility	23.5%	28.2%
Risk-free interest rate	4.5%	4.4%
Expected life	5 years	5 years
RHD estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method identified in SAB No. 107. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
RHD grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of RHD’s common stock at such time.
For the year ended December 31, 2007, RHD granted 1.3 million stock options and SARs. The following table presents a summary of RHD’s stock options and SARs activity and related information for the year ended December 31, 2007:

		Weighted Average
		Exercise/Grant	Aggregate
	Shares	Price Per Share	Intrinsic Value

Awards outstanding, January 1, 2007	5,281,773	$41.98	$29,690
Granted	1,266,795	73.29	—
Business.com stock-based awards converted	196,826	10.01	5,391
Exercises	(718,483)	30.50	(7,991)
Forfeitures	(163,109)	61.93	(369)

Awards outstanding, December 31, 2007	5,863,802	$48.51	$26,721

Available for future grants at December 31, 2007	3,071,419

The total intrinsic value of RHD’s stock-based awards vested during the years ended December 31, 2007 and 2006 was $1.7 million and $34.4 million, respectively. The total fair value of RHD’s stock-based awards vested during the years ended December 31, 2007 and 2006 was $19.0 million and $26.4 million, respectively.

The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at December 31, 2007:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
Range of		Remaining	Exercise/Grant		Remaining	Exercise/Grant
Exercise/Grant		Contractual Life	Per Share		Contractual Life	Price
Prices	Shares	(In Years)	Price	Shares	(In Years)	Per Share

$0.22 — $5.36	113,929	8.35	$2.33	26,523	8.08	$2.30
$10.78 — $14.75	139,009	5.60	10.78	117,692	5.50	10.78
$15.22 — $19.41	186,960	4.07	16.77	133,640	1.99	16.19
$24.75 — $29.59	1,448,776	2.45	26.02	1,448,776	2.45	26.02
$30.11 — $39.21	82,614	2.19	31.46	82,614	2.19	31.46
$41.10 — $43.85	892,815	3.35	41.26	892,815	3.35	41.26
$46.06 — $55.25	79,397	5.22	51.91	36,304	4.62	51.14
$56.55 — $66.23	1,800,368	4.91	63.81	1,035,123	4.74	63.82
$70.44 — $80.68	1,119,934	6.18	74.36	1,675	6.16	74.31

	5,863,802	4.33	$48.51	3,775,162	3.42	$39.40

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of December 31, 2007 was $22.2 million.
The following table summarizes the status of RHD’s non-vested stock awards as of December 31, 2007 and changes during the year ended December 31, 2007:

	Non-Vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date
	Options and	Exercise Price Per	Restricted	Fair Value Per
	SARs	Award	Stock	Award

Non-vested at January 1, 2007	1,797,668	$45.18	193,083	$61.31
Granted	1,266,795	73.29	18,701	73.39
Non-vested Business.com options converted	196,826	10.01	—	—
Vested	(1,009,540)	52.35	(48,461)	73.11
Forfeitures	(163,109)	61.93	(11,759)	60.77

Non-vested at December 31, 2007	2,088,640	$63.96	151,564	$62.67

As of December 31, 2007, there was $38.2 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, RHD expects 2.0 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2007 of RHD’s non-vested stock-based awards expected to vest is $5.0 million and the corresponding weighted average grant date exercise price is $64.95 per share.
On February 27, 2007, RHD granted 1.1 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $6.7 million for the year ended December 31, 2007.
On December 13, 2006, RHD granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of RHD’s common stock on the date of grant. The vesting of these restricted shares is contingent upon RHD’s common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with RHD through the third anniversary of the date of grant. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $1.4 million and less than $0.1 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.

On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $1.1 million and $1.6 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.
On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005 SAR grants is 100% of the initial grant price. The Company recognized non-cash compensation expense related to these and other smaller SAR grants of $4.3 million and $4.4 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.
In connection with the RHD Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of RHD’s common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the RHD Merger. The Company recognized non-cash compensation expense related to these SARs of $4.2 million and $3.3 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the RHD Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2007, the number of RHD shares remaining available for future issuance totaled less than 0.1 million under the 2004 Plan. For the year ended December 31, 2007 and the eleven months ended December 31, 2006, the Company’s non-cash compensation expense related to these converted awards totaled $1.6 million and $2.7 million, respectively.
The RHD Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the RHD Merger, and the SARs now vest ratably over three years from the date of grant. For the year ended December 31, 2007 and the eleven months ended December 31, 2006, $1.4 million and $2.9 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. The Company’s non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the RHD Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the RHD Merger not mentioned above, totaled $1.7 million and $5.5 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively.

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
7. Income Taxes
Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax provision (benefit) is the result of changes in the deferred tax assets and liabilities.
Provision (benefit) for income taxes consisted of:

	Successor Company		Predecessor Company
				Twelve
		Eleven Months	One Month	Months
	Year Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2007	2006	2006	2005

Current provision
U.S. Federal	$31	$—	$—	$—
State and local	—	—	—	10

Total current provision	31	—	—	10
Deferred provision (benefit)
U.S. Federal	61,851	(137,698)	1,553	25,661
State and local	25,293	(9,446)	319	7,105

Total deferred provision (benefit)	87,144	(147,144)	1,872	32,766

Provision (benefit) for income taxes	$87,175	$(147,144)	$1,872	$32,776

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Successor Company		Predecessor Company
		Eleven Months	One Month
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	January 31,	December 31,
	2007	2006	2006	2005

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	7.7	2.4	4.3	3.9
Non-deductible expense	0.2	0.5	(0.3)	0.4
Valuation allowance	0.3	—	(50.1)	5.6
Other, net	(1.1)	—	0.8	(3.7)

Effective tax rate	42.1%	37.9%	(10.3)%	41.2%

Certain prior period amounts included in the following table have been reclassified to conform to the current period’s presentation. Deferred tax assets and liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
Allowance for doubtful accounts	$5,022	$14,194
Deferred and other compensation	16,971	12,010
Deferred directory revenue	25,805	—
Deferred financing costs	21,532	42,302
Fixed assets and capitalized software	—	6,198
Debt and other interest	47,913	75,405
Pension and other retirement benefits	11,506	21,664
Restructuring reserves	2,239	2,274
Net operating loss and credit carryforwards	148,389	120,026
Other	2,918	2,316

Total deferred tax assets	282,295	296,389
Valuation allowance	(596)	—

Net deferred tax assets	281,699	296,389

Deferred tax liabilities
Deferred directory costs	—	2,966
Fixed assets and capitalized software	4,762	—
Purchased goodwill and intangible assets	2,381,206	2,269,305

Total deferred tax liabilities	2,385,968	2,272,271

Net deferred tax liabilities	$2,104,269	$1,975,882

Successor Company
The 2007 provision for income taxes of $87.2 million is comprised of a federal deferred tax provision of $61.9 million and a state deferred tax provision of $25.3 million. The 2007 provision for income taxes resulted in an effective tax rate of 42.1%. A federal net operating loss for income tax purposes of approximately $96.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets that existed prior to the RHD Merger and carried over for tax purposes.
The Company is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for RHD. For purposes of these financial statements, the Company calculates and records income taxes as if it filed a separate corporate income tax return on a stand alone basis.

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $390.6 million, which begin to expire in 2022. A portion of the benefits from the net operating loss carryforwards will be reflected in additional paid-in capital to the extent that the net operating loss generated by the exercise of stock awards was utilized during the period to reduce income taxes payable. The 2007 and 2006 tax deductions for stock awards were $18.8 million and $71.9 million, respectively. Included in the $18.8 million tax deduction for stock awards in 2007 is a suspended $5.2 million windfall tax benefit as required by SFAS No. 123(R). This benefit will be recognized for financial reporting purposes when the net operating loss is utilized.
In assessing the ability to realize our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred tax assets resulting from state net operating losses will not be realized, contributing to a valuation allowance of $0.6 million.
The 2006 income tax benefit of $147.1 million is comprised of a deferred tax benefit generated in the period. The 2006 tax benefit resulted in an effective tax rate of 37.9% and generated losses for tax purposes of approximately $113.1 million related to tax deductions recorded with respect to the intangible assets that existed prior to the RHD Merger and carried over for tax purposes. A deferred tax liability in the amount of $2.2 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for financial reporting purposes and the tax bases of the assets and liabilities acquired by RHD as a result of the RHD Merger.
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
Management of the Company believed that it is more likely than not that some of the deferred tax assets associated with capitalized merger and stock offering costs would not be realized in the future. Therefore, a valuation allowance was established for the year ended December 31, 2005, in the amount of $4.5 million to reduce the noncurrent deferred tax asset to its realizable value. The 2005 tax deduction for stock options was $1.4 million.
Dex Media, Inc. had an ownership change under Internal Revenue Code section 382 upon the consummation of the RHD Merger. The Company determined the limitation for future use for tax purposes of certain built in losses in accordance with section 382 as of the date of the RHD Merger. The Company does not expect that the limitation will reduce the utilization of such losses in the foreseeable future.
The Company was audited by the Internal Revenue Service (“IRS”) in 2005 for the tax years ended 2002 and 2003. As a result of this audit, $31.0 million of deferred tax assets were reclassified from net operating loss carryforwards to depreciation and amortization.
Adoption of FIN No. 48
As a result of implementing FIN No. 48, the Company recognized an increase of $0.2 million in the liability for unrecognized tax benefits, which was accounted for as an increase in accumulated deficit.
Included in the balance of unrecognized benefits at January 1, 2007 was $0.2 million of tax benefits that, if recognized, would affect the effective tax rate.
During 2007, the liability for unrecognized tax benefits was reduced by $0.2 million for tax positions taken in prior years.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any amount for possible tax penalties.
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
8. Benefit Plans
Pension Plan. The Company has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions to the plan of $12.8 million during the year ended December 31, 2007. No contributions were required or made to the plan for the eleven months ended December 31, 2006, the one month ended January 31, 2006, or the year ended December 31, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
Savings Plan. The Company offers a defined contribution 401(k) savings plan to substantially all employees. For management employees, the Company contributes 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For management employees, the Company match is limited to 5% of each participating employee’s eligible earnings. For occupational employees, the Company contributes 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Company matching contributions are limited to $4,860 per occupational employee annually. Contributions under this plan were $5.7 million, $5.3 million and $0.8 million for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006, respectively. For the year ended December 31, 2005, matching contributions were $6.3 million.
Postretirement Benefits. The Company has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement eligibility while working for the Company.
Benefit Obligations and Funded Status
A summary of the funded status of the benefit plans at December 31, 2007 and 2006 is as follows:

	Pension Plan		Postretirement Plan
(in thousands)	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation, beginning of year	$186,992	$194,644	$68,732	$65,109
Service cost	8,225	8,313	1,357	2,158
Interest cost	10,309	10,745	3,999	3,705
Amendments	—	—	—	(66)
Actuarial loss (gain)	(16,154)	6,390	1,057	785
Benefits paid	(1,609)	(3,120)	(3,168)	(2,959)
Plan settlements	(18,820)	(29,980)	—	—

Benefit obligation, end of year	$168,943	$186,992	$71,977	$68,732

Change in plan assets
Fair value of plan assets, beginning of year	$134,431	$155,881	$—	$—
Return on plan assets	7,197	11,650	—	—
Employer contributions	12,751	—	3,168	2,959
Benefits paid	(1,609)	(3,120)	(3,168)	(2,959)
Plan settlements	(18,820)	(29,980)	—	—

Fair value of plan assets, end of year	$133,950	$134,431	$—	$—

Funded status at end of year	$(34,993)	$(52,561)	$(71,977)	$(68,732)

Net amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 are as follows:

	Pension Plan		Postretirement Plan
	2007	2006	2007	2006

Current liabilities	$—	$—	$(5,734)	$(4,520)
Non-current liabilities	(34,993)	(52,561)	(66,243)	(64,212)

Net amount recognized	$(34,993)	$(52,561)	$(71,977)	$(68,732)

The accumulated benefit obligation for the defined benefit pension plan was $159.6 million and $173.7 million at December 31, 2007 and 2006, respectively.
Components of Net Periodic Benefit Expense
The net periodic benefit expense of the pension plan for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005 are as follows:

	Successor Company		Predecessor Company
	Year Ended	Eleven Months Ended	One Month Ended	Year Ended
	December 31, 2007	December 31, 2006	January 31, 2006	December 31, 2005

Service cost	$8,225	$7,605	$708	$9,769
Interest cost	10,309	9,866	879	11,959
Expected return on plan assets	(10,780)	(10,954)	(1,056)	(15,629)
Amortization of unrecognized net loss	—	—	(17)	(208)
Other adjustments	(6)	—	—	—
Settlement (gain) loss	(1,543)	(982)	—	3,307

Net periodic benefit expense	$6,205	$5,535	$514	$9,198

The net periodic benefit expense of the postretirement plan for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005 are as follows:

	Successor Company		Predecessor Company
	Year Ended	Eleven Months Ended	One Month Ended	Year Ended
	December 31, 2007	December 31, 2006	January 31, 2006	December 31, 2005

Service cost	$1,357	$1,991	$167	$2,334
Interest cost	3,999	3,397	308	3,741
Amortization of unrecognized prior service cost	(8)	—	(39)	(470)
Other adjustments	(6)	—	—	—
Amortization of unrecognized net loss	—	—	—	43

Net periodic benefit expense	$5,342	$5,388	$436	$5,648

Adoption of SFAS No. 158
Upon the initial implementation of SFAS No. 158 at December 31, 2006, we recorded all previously unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

	Before Application of	SFAS No. 158	After Application of
	SFAS No. 158	Adjustment	SFAS No. 158

Liability for pension and postretirement benefits	$127,339	$6,046	$121,293
Deferred income taxes	—	(2,261)	(2,261)
Accumulated other comprehensive income, net of tax	—	3,785	3,785

The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost, both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2008:

	Pension Plan	Postretirement Plan

Previously unrecognized actuarial gain expected to be recognized in 2008	$—	$—
Previously unrecognized prior service credit expected to be recognized in 2008	—	(8)
Amounts recognized in accumulated other comprehensive (loss) income at December 31, 2007 and 2006 consist of:

	Pension Plan		Postretirement Plan
	2007	2006	2007	2006

Net actuarial gain	$(13,844)	$(2,822)	$(2,095)	$(3,158)
Prior service credit	$—	$—	$(58)	$(66)
Assumptions
The following assumptions were used in determining the benefit obligations for the pension plan:

	Successor Company		Predecessor Company
	Year Ended	Eleven Months Ended	One Month Ended
	December 31, 2007	December 31, 2006	January 31, 2006

Weighted average discount rate	6.48%	5.90%	5.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%
The following assumptions were used in determining the benefit obligations for the postretirement plan:

	Successor Company		Predecessor Company
	Year Ended	Eleven Months Ended	One Month Ended
	December 31, 2007	December 31, 2006	January 31, 2006

Weighted average discount rate	6.48%	5.90%	5.50%
The discount rate is the current rate at which the pension and post-retirement obligations can effectively be settled at the end of the year. During 2007 and 2006, we utilized the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plan. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. To determine the rate for 2005, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows match the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.
The following assumptions were used in determining the net periodic benefit expense for the pension plan:

	Successor Company			Predecessor Company
	Year Ended December	July 1 —	February 1 —	One Month Ended	August 2 —	January 1 —
	31, 2007	December 31, 2006	June 30, 2006	January 31, 2006	December 31, 2005	August 1, 2005

Weighted average discount rate	5.90%	6.25%	5.50%	5.75%	5.50%	6.00%
Rate of increase in future compensation	3.66%	3.66%	3.66%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	9.00%	9.00%	9.00%	9.00%	9.00%

On December 1, 2007 and July 1, 2006 and thereafter, settlements of the Company’s pension plan occurred as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits”. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of actuarial gains of $1.5 and $1.0 million for the year ended December 31, 2007 and the eleven months ended December 31, 2006, respectively. In addition, 2006 pension expense was recomputed based on the assumptions as of the settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.
The following assumptions were used in determining the net periodic benefit expense for the postretirement plan:

	Successor Company		Predecessor Company
	Year Ended December	February 1 —	One Month Ended	Year Ended December
	31, 2007	December 31, 2006	January 31, 2006	31, 2005

Weighted average discount rate	5.90%	5.50%	5.75%	6.00%
The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit obligations for our postretirement plan:

	Postretirement Plan
	2007	2006

Healthcare cost trend rate assumed for next year
Under 65	11.00%	10.00%
65 and older	13.00%	12.00%
Rate to which the cost trend rate is assumed to decline
Under 65	5.00%	5.00%
65 and older	5.00%	5.00%
Year ultimate trend rate is reached	2016	2013

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense for our postretirement plan:

	Postretirement Plan
	2007	2006

Healthcare cost trend rate assumed for next year
Under 65	9.00%	10.00%
65 and older	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline
Under 65	5.00%	5.00%
65 and older	5.00%	5.00%
Year ultimate trend rate is reached	2013	2013
Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2007:

	One Percent Change
	Increase	Decrease
Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Operations)	$98	$(89)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$1,476	$(1,344)
Plan Assets
The pension plan weighted-average asset allocation at December 31, 2007 and 2006, by asset category, is as follows:

	Plan Assets at	Asset Allocation	Plan Assets at	Asset Allocation
	December 31,	Target	December 31,	Target
	2007		2006

Equity securities	64%	65%	66%	65%
Debt securities	36%	35%	34%	35%

Total	100%	100%	100%	100%

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
We used a rate of 8.5%, 9.0% and 9.0% as the expected long-term rate of return assumption on the pension plan assets for 2007, 2006 and 2005, respectively. The basis used for determining this rate was the long-term capital market return forecasts of an asset mix similar to the plan as well as an opportunity for active management of the assets to add value over the long- term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the plan’s assets. The decrease in the rate for 2007 was a result of increasing the debt securities portion of the asset mix held by the Plan.
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

Estimated Future Benefit Payments
The pension plan benefits and postretirement plan benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

	Pension Plan	Postretirement Plan
2008	$18,021	$5,734
2009	17,975	6,238
2010	18,044	6,790
2011	17,566	7,266
2012	17,253	7,549
Years 2013-2017	83,969	38,127
We expect to make contributions of approximately $9.6 million and $5.7 million to our pension plan and postretirement plan, respectively, in 2008.
Additional Information and Subsequent Events
On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven-year period, beginning in 2008. Some provisions of the Act were effective January 1, 2006, however, most of the new provisions are effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and a specified mortality assumption. At this time, we do not expect the adoption of the new requirements to have a material impact on our plan’s liabilities. However, the funding requirements under the Act will be greater than under the previous rules.
9. Commitments
We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense for the year ended December 31, 2007, the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the year ended December 31, 2005 was $10.9 million, $12.5 million, $1.2 million, and $20.4 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2007 are:

2008	$13,369
2009	14,798
2010	13,944
2011	12,416
2012	11,976
Thereafter	61,987

Total	$128,490

In connection with our software system modernization and on-going support services related to the Amdocs® software system, we are obligated to pay Amdocs $76.9 million over the periods 2008 through 2012. In addition, we are obligated to pay Qwest approximately $8.3 million over the years 2008 and 2009 for certain information technology, communications and billing and collection services. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $18.8 million over the years 2008 through 2010.
10. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.
We are also exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against us. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.
11. Business Segments
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.
12. Related Party Transactions and Allocations
After the RHD Merger, certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as a current liability at December 31, 2007, as the Company intends to settle these balances with RHD during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statement of cash flows for the year ended December 31, 2007.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD with very limited exceptions, under the terms of our new Dex Media East and Dex Media West Credit Facilities. Dividends were paid to our parent during the year ended December 31, 2007 of $150.0 million. Upon completion of the RHD Merger, a one-time dividend of $287.7 million was paid to our parent during the eleven months ended December 31, 2006, and classified as financing activities on the consolidated statement of cash flows for the eleven months ended December 31, 2006. See Note 4, “Long-Term Debt, Credit Facilities and Notes,” for a further description of our debt instruments.
13. Valuation and Qualifying Accounts
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

		Net Additions
	Balance at	Charged To	Write-offs	Balance at
	Beginning of	Revenue	Other and	End of
Successor Company	Period	and Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2007	$17,476	85,536	(81,196)	$21,816
For the eleven months ended December 31, 2006	$57,500	68,144	(108,168)	$17,476
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2007	$—	596	—	$596
For the eleven months ended December 31, 2006	$—	—	—	$—

	Balance at	Net Additions	Write-offs	Balance at
	Beginning of	Charged To	and Other	End of
Predecessor Company	Period	Expense	Deductions	Period

Allowance for Doubtful Accounts
For the one month ended January 31, 2006	$23,239	8,288	(6,926)	$24,601
For the year ended December 31, 2005	$25,133	61,288	(63,182)	$23,239
Deferred Tax Asset Valuation Allowance
For the one month ended January 31, 2006	$4,518	9,110	—	$13,628
For the year ended December 31, 2005	$—	4,518	—	$4,518

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
There have been no changes in, or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2007.
ITEM 9A. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting required under Item 308T of Regulation S-K has been included in Item 8 immediately preceding the Company’s consolidated financial statements. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K.

(b)	Changes in Internal Controls. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
KPMG LLP has served as the Company’s independent registered public accounting firm for the year ended December 31, 2007, the eleven months ended December 31, 2006 and the one month ended January 31, 2006.

The following table presents fees for professional services rendered by KPMG LLP for the audit of RHD’s annual financial statements and fees billed for other services at the consolidated level for the years ended December 31, 2007 and 2006, which includes the Successor Company’s results for the eleven months ended December 31, 2006, and fees billed for other services by KPMG LLP during these periods. The following fees are presented at a consolidated level, as opposed to a subsidiary level, since all principal accountant fees and services are approved by RHD’s Audit and Finance Committee at this consolidated level.

	2007	2006

Audit fees (1)	$2,936,500	$2,575,615
Audit-related fees (2)	40,330	38,286
Tax fees (3)	—	32,800

Total fees	$2,976,830	$2,646,701

(1)	Audit fees for the years ended December 31, 2007 and 2006 were for professional services rendered by KPMG LLP for the audits of the consolidated financial statements of RHD and its subsidiary registrants, reviews of the financial statements included in RHD and its subsidiary registrants’ Quarterly Reports on Form 10-Q and other audit services for RHD at a consolidated level. The amount for 2007 represents an estimate of overall fees, which have not yet been fully billed, and includes final amounts billed for the 2006 audits.

(2)	Audit-related fees for the years ended December 31, 2007 and 2006 were for assurance and related services rendered by KPMG LLP including acquisition due diligence and various other financial accounting, reporting and assurance services.

(3)	Tax fees for the year ended December 31, 2006 were for services rendered by KPMG LLP in connection with general tax planning and advice.
Generally, RHD’s Audit and Finance Committee approves each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairperson of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairperson may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairperson will report her approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting which may be called in the absolute discretion of the Chairperson, and such amounts are subject to Committee ratification. The Chairperson may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairperson and/or the Audit and Finance Committee is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.
The following table presents fees incurred by the Predecessor Company for professional services rendered by KPMG LLP for the one month ended January 31, 2006. This period was prior to the RHD Merger.

Predecessor Company
One Month Ended
January 31, 2006
Audit fees(1)	$353,568
Audit-related fees	—
Tax fees(2)	10,765

Total fees	$364,333

(1)	Audit fees consisted principally of fees for the audit of financial statements.

(2)	Tax fees consisted principally of fees for tax consultation and tax compliance activities.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006 (Successor Company)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
Consolidated Statements of Cash Flows for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
Consolidated Statements of Changes in Shareholder’s (Shareholders’) Equity for the year ended December 31, 2007, the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the year ended December 31, 2005 (Predecessor Company)
Notes to Consolidated Financial Statements
Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this annual report.

     (b) Exhibits:

Exhibit
Number	Document
2.1	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

3.1++	Form of Amended and Restated Certificate of Incorporation of Dex Media, Inc.

3.2++	Form of Amended and Restated By-laws of Dex Media, Inc.

3.3	Certificate of Incorporation of Dex Media, Inc. (f/k/a Forward Acquisition Corp.)

3.4	Certificate of Amendment to the Certificate of Incorporation of Dex Media, Inc. (f/k/a Forward Acquisition Corp.)

3.5	Bylaws of Dex Media, Inc. (f/k/a/Forward Acquisition Corp.)

4.1+	Note Indenture with respect to the 8% Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.2+	Form of 8% Notes due 2013 (included in exhibit 4.1).

4.3+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated November 10, 2003.

4.4+	Form of 9% Discount Notes due 2013 (included in exhibit 4.3).

4.5+	Discount Note Indenture with respect to the 9% Discount Notes due 2013, between Dex Media, Inc. and U.S. Bank National Association, as trustee, dated February 11, 2004.

4.6+	Form of 9% Discount Notes due 2013 (included in exhibit 4.5).

4.7+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002. This is no longer in effect.

4.8+	Form of 9 7/8% Senior Notes due 2009 (included in exhibit 4.7). This is no longer in effect.

4.9+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as trustee, dated November 8, 2002. This is no longer in effect.

4.10+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.9). This is no longer in effect.

4.11+	Senior Note Indenture with respect to the 8 1/2% Senior Notes due 2010, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.12+	Form of 8 1/2% Senior Notes due 2010 (included in exhibit 4.11).

4.13+	Senior Subordinated Note Indenture with respect to the 9 7/8% Senior Subordinated Notes due 2013, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as trustee, dated August 29, 2003.

4.14+	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in exhibit 4.13)

4.15	Indenture with respect to the 5 7/8% Senior Notes due 2011, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as trustee, dated November 24, 2004 (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

4.16	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.20) (incorporated by reference to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4 (File No. 333-121259), declared effective on February 3, 2005).

4.17	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 8% Notes due 2013 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

Exhibit
Number	Document
4.18	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 9% Notes due 2013 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

4.19	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) to the Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as trustee related to Dex Media’s 9% Notes due 2014 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).

10.1+	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent.

10.2+	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent.

10.3+	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

10.4+	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.6+	Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended.

10.7+*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.8	Separation Agreement and Release, dated as of May 5, 2006, by and between R.H. Donnelley Corporation and George A. Burnett (incorporated by reference to Exhibit 10.32 to R.H. Donnelley Corporation’s Quarterly Report on Form 10Q, filed with the Securities and Exchange Commission on November 8, 2006, Commission File No. 001-07155).

10.9+*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.10+*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.11+*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.12+*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.13+*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.14+*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.15+*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.16+*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.17+	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.18+	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.19+	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.20*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.21*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media’s Current Report on Form 8-K dated February 17, 2005).

10.22*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media’s Current Report on Form 8-K dated March 4, 2005).

Exhibit
Number	Document
10.23	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.24*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.25*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.26*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media’s Current Report on Form 8-K dated May 17, 2005).

10.27*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.28*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.29*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated October 18, 2005).

10.30*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media’s Current Report on Form 8-K/A dated December 21, 2005).

10.31*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.32*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.33*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.34*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

10.35*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media’s Current Report on Form 8-K dated December 19, 2005).

Exhibit
Number	Document
10.36	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.37	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.38	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.39	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.40	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006). This agreement is no longer in effect.

10.41	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media’s Current Report of Form 8-K filed with the Securities and Exchange Commission on April 28, 2006). This agreement is no longer in effect.

10.42	Credit Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, as borrower, Dex Media East, Inc., Dex Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395)

10.43	Guarantee and Collateral Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, Dex Media East Inc., the subsidiary guarantor a party thereto and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395)

10.44	Pledge Agreement, dated as of October 24, 2007, by and among Dex Media, Inc. and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-131626)

31.1++++	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2++++	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1++++	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media, Inc.

+	Incorporated by reference to Dex Media’s Registration Statement on Form S-4 (File No. 333-114472), declared effective on May 14, 2004.

++	Incorporated by reference to Dex Media’s Registration Statement on Form S-1 (File No. 333-115489) and amendments thereto, declared effective on July 21, 2004.

+++	Incorporated by reference to Dex Media’s Registration Statement on Form S-1 (File No. 333-121859) and amendments thereto, declared effective on January 25, 2005.

++++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2008.

DEX MEDIA, INC.
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: March 31, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2008

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2008

/s/ Karen E. Palczuk (Karen E. Palczuk)	Vice President — Financial Planning and Analysis (Interim Principal Accounting Officer)	March 31, 2008

/s/ Robert J. Bush (Robert J. Bush)	Director	March 31, 2008

/s/ Jenny L. Apker (Jenny L. Apker)	Director	March 31, 2008

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media, Inc.

*	Filed herewith