Form 10-Q
period 2008-03-31
Dex Media, Inc./new
filed 2008-05-13
CIK 1351506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, non-accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 1, 2008
Common Stock, par value $0.01 per share	1,000
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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2008	December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$12,702	$12,975
Accounts receivable
Billed	137,515	139,686
Unbilled	566,326	509,809
Allowance for doubtful accounts and sales claims	(23,584)	(21,816)

Net accounts receivable	680,257	627,679
Deferred directory costs	127,195	112,412
Short-term deferred income taxes, net	46,810	39,044
Prepaid expenses and other current assets	35,973	60,855

Total current assets	902,937	852,965
Fixed assets and computer software, net	82,314	83,268
Other non-current assets	29,220	29,458
Intangible assets, net	8,338,564	8,415,404
Goodwill	422,210	2,557,719

Total Assets	$9,775,245	$11,938,814

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$105,688	$100,990
Due to parent, net	25,766	60,435
Accrued interest	42,063	66,878
Deferred directory revenues	791,175	739,011
Current portion of long-term debt	170,792	161,007

Total current liabilities	1,135,484	1,128,321
Long-term debt	4,436,757	4,480,235
Deferred income taxes, net	1,376,984	2,143,313
Intercompany debt	300,000	300,000
Other non-current liabilities	134,315	127,506

Total liabilities	7,383,540	8,179,375

Commitments and contingencies

Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,851,779	3,884,125
Accumulated deficit	(1,438,122)	(120,902)
Accumulated other comprehensive loss	(21,952)	(3,784)

Total Shareholder’s Equity	2,391,705	3,759,439

Total Liabilities and Shareholder’s Equity	$9,775,245	$11,938,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007

Net revenues	$406,799	$403,006
Expenses
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	61,614	73,859
Selling and support expenses	102,495	107,975
General and administrative expenses	12,990	15,189
Depreciation and amortization	84,224	76,822
Goodwill impairment	2,135,509	—

Total expenses	2,396,832	273,845
Operating (loss) income	(1,990,033)	129,161
Interest expense, net	(89,807)	(100,458)

(Loss) income before income taxes	(2,079,840)	28,703
Benefit (provision) for income taxes	762,620	(10,736)

Net (loss) income	$(1,317,220)	$17,967

Comprehensive (Loss) Income
Net (loss) income	$(1,317,220)	$17,967
Unrealized loss on interest rate swaps, net of tax	(18,168)	(1,361)

Comprehensive (loss) income	$(1,335,388)	$16,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(1,317,220)	$17,967
Reconciliation of net (loss) income to net cash provided by operating activities:
Goodwill impairment	2,135,509	—
Depreciation and amortization	84,224	76,822
Deferred income tax (benefit) provision	(762,643)	10,736
Provision for bad debts	18,167	10,364
Stock-based compensation expense	5,568	8,362
Interest rate swap ineffectiveness	—	440
Amortization of deferred financing costs	956	841
Amortization of debt fair value adjustment	(4,260)	(7,561)
Accretion on discount notes	5,216	13,910
Other non-cash charges, net	6,930	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(70,745)	(58,377)
Decrease in other assets	11,570	11,445
(Decrease) in accounts payable and accrued liabilities	(47,378)	(125)
(Decrease) increase in amounts due to Parent	(40,237)	9,986
Increase in deferred directory revenues	52,164	52,558
(Decrease) increase in other non-current liabilities	(878)	9,030

Net cash provided by operating activities	76,943	156,398
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(7,637)	(2,907)

Net cash used in investing activities	(7,637)	(2,907)
Cash Flows from Financing Activities
Note and credit facility repayments	(27,530)	(179,328)
Revolver borrowings	169,900	55,700
Revolver repayments	(186,950)	(47,400)
Increase (decrease) in checks not yet presented for payment	7,401	(1,542)
Dividend to parent	(32,400)	—

Net cash used in financing activities	(69,579)	(172,570)

Decrease in cash and cash equivalents	(273)	(19,079)
Cash and cash equivalents, beginning of period	12,975	28,589

Cash and cash equivalents, end of period	$12,702	$9,510

Supplemental Information:
Cash paid:
Interest	$92,570	$91,283
The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basis of Presentation
Dex Media, Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”). The interim condensed consolidated financial statements of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “Dex Media,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements include the accounts of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances between Dex Media and its subsidiaries have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Dex Media is the largest directory publisher in the Dex States (defined below). Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenues. We publish and distribute advertiser content utilizing our own Dex brand and Qwest, which is one of the most highly recognizable brands in the industry. During 2007, our print and online solutions helped more than 400,000 national and local businesses in 14 states reach consumers who were actively seeking to purchase products and services. During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Denver and Phoenix.
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
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three months ended March 31, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three months ended March 31, 2007. The table below summarizes these reclassifications.

	Three Months Ended March 31, 2007
	As
	Previously		As
	Reported	Reclass	Reclassified

Net revenues	$403,992	$(986)	$403,006
Production, publication and distribution expenses	181,528	(107,669)	73,859
Selling and support expenses	—	107,975	107,975
General and administrative expenses	16,481	(1,292)	15,189

In addition, certain prior period amounts included in the condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
As a result of the RHD Merger (as defined in Note 3, “RHD Merger”), certain intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $76.8 million and $69.4 million for the three months ended March 31, 2008 and 2007, respectively.
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels.
The impairment test of RHD’s definite-lived intangible assets was performed by comparing the carrying amount of its intangible assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets. RHD’s testing results of its definite-lived intangible assets indicated no impairment as of March 31, 2008. No impairment losses were recorded related to our definite-lived intangible assets during the three months ended March 31, 2008 and 2007.
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
No impairment losses were recorded related to our goodwill during the three months ended March 31, 2007.
If the trading value of our debt and RHD’s debt and equity securities further decline, we will be required to again assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $1.0 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the RHD Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), our debt was recorded at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the RHD Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.3 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $4.2 million and $5.2 million for the three months ended March 31, 2008 and 2007, respectively. Total advertising expense for the three months ended March 31, 2008 includes $2.1 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three months ended March 31, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. During the three months ended March 31, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At March 31, 2008, we had interest rate swap agreements with major financial institutions with a notional value of $1.4 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $5.6 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively.
On March 4, 2008, RHD granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $1.8 million for the three months ended March 31, 2008.
Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
March 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Assets	$1,243
Derivatives — Liabilities	$(50,784)
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, and certain assumptions pertaining to RHD’s stock-based awards, among others.
New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of March 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. RHD Merger
On January 31, 2006, we were acquired by RHD for an equity purchase price of $4.1 billion (“the RHD Merger”). Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described below for a total aggregate purchase price of $9.8 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. The total allocable purchase price also included transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million.
4. Credit Facilities
At March 31, 2008, total outstanding debt under our credit facilities was $2,133.0 million, comprised of $1,101.9 million under the Dex Media East credit facility and $1,031.1 million under the Dex Media West credit facility.

Dex Media East
As of March 31, 2008, outstanding balances under the Dex Media East credit facility totaled $1,101.9 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and $1.9 million was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (with an additional $3.0 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 4.75% and 6.87% at March 31, 2008 and December 31, 2007, respectively.
Dex Media West
As of March 31, 2008, outstanding balances under the Dex Media West credit facility totaled $1,031.1 million, comprised of $135.8 million under Term Loan A, $307.1 million under Term Loan B-1, and $583.1 million under Term Loan B-2 and $5.1 million was outstanding under the $100.0 million revolving loan facility (“Dex Media West Revolver”). The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 4.49% and 6.51% at March 31, 2008 and December 31, 2007, respectively.
On May 8, 2008, we announced our intention to refinance the Dex Media West credit facility. See Note 11, “Subsequent Events” for additional information.
5. Restructuring Charges
The table below highlights the activity in our restructuring reserves related to the RHD Merger for the three months ended March 31, 2008.

Balance at December 31, 2007	$3,327
Payments	(581)

Balance at March 31, 2008	$2,746

As a result of the RHD Merger, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased facilities in Colorado, Minnesota, Nebraska and Oregon. Payments made with respect to severance during the three months ended March 31, 2008 and 2007 totaled $0.1 million and $0.8 million, respectively. Payments of $0.5 million and $0.6 million were made with respect to the vacated leased facilities during the three months ended March 31, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $2.0 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008. During the three months ended March 31, 2008, we recognized a restructuring charge to earnings of $0.4 million associated with this restructuring action. During the three months ended March 31, 2008, payments of $1.0 million were made associated with this restructuring action. This restructuring charge was unrelated to the RHD Merger.
6. Income Taxes
The effective tax rate on loss before income taxes of 36.7% for the three months ended March 31, 2008 compares to an effective tax rate of 37.4% on income before income taxes for the three months ended March 31, 2007. As a result of the non-cash goodwill impairment charge of $2.1 billion recorded during the three months ended March 31, 2008, we recognized a decrease in our deferred tax liability of $784.0 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three months ended March 31, 2008 is primarily due to the non-cash goodwill impairment charge as well as changes in estimates of state tax apportionment factors that impact our effective state tax rates.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s (loss) income before income taxes.

	Three Months Ended March 31,
	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.3	2.0
Non-deductible goodwill impairment charge	(1.6)	—
Other non-deductible expenses	—	0.4

Effective tax rate	36.7%	37.4%

7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,018	$336	$2,048	$484
Interest cost	2,590	1,030	2,712	1,046
Expected return on plan assets	(2,698)	—	(2,855)	—
Unrecognized prior service costs	—	—	—	227

Net periodic benefit expense	$1,910	$1,366	$1,905	$1,757

During the three months ended March 31, 2008, the Company made contributions of $1.8 million to its pension plan. The Company did not make any contributions to its pension plan during the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, the Company made contributions of $0.8 million and $0.8 million, respectively, to its postretirement plan. The Company expects to make total contributions of approximately $9.6 million and $5.7 million to its pension plan and postretirement plan, respectively, in 2008.
8. Business Segments
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any such matters.
10. Related Party Transactions
Certain transactions are managed by RHD on a centralized basis. Under the centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as a current liability at March 31, 2008 and December 31, 2007, as the Company intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD with very limited exceptions, under the terms of the Dex Media East and Dex Media West credit facilities and the indentures governing our notes and the notes of Dex Media West. Dividends of $32.4 million were paid to RHD during the three months ended March 31, 2008. There were no dividends paid to RHD during the three months ended March 31, 2007.
11. Subsequent Events
Dex Media West intends to refinance its credit facility. The new Dex Media West credit facility is presently contemplated to consist of a $140.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $100.0 million revolving credit facility maturing in October 2013. The new Dex Media West credit facility is presently contemplated to include a $400.0 million uncommitted incremental facility that may be incurred as additional revolving loans or additional term loans. The proceeds from the new Dex Media West credit facility is expected to be used to refinance the existing Dex Media West credit facility and pay related fees and expenses. We cannot assure you that the covenants and other features of the new Dex Media West credit facility will be as favorable as the corresponding terms of the current Dex Media West credit facility.
We expect to incur additional interest expense in connection with this refinancing transaction. We cannot assure that such refinancing will be completed in a timely manner, without conditions or at all.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “RHD Merger”), including future financial and operating results, Dex Media’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the RHD Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the RHD Merger making it more difficult to maintain relationships with customers, employees or suppliers; (4) our significant indebtedness and the limitations placed upon us under the related debt agreements; (5) the risk that the contemplated refinancing by Dex Media West might not be completed in a timely manner, without conditions, or at all; and (6) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, the terms “Dex Media,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media, Inc., its direct and indirect wholly-owned subsidiaries and its and their predecessors.
Corporate Overview
Dex Media is the largest directory publisher in the Dex States (defined below). Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenues. We publish and distribute advertiser content utilizing our own Dex brand and Qwest, which is one of the most highly recognizable brands in the industry. Additionally, given our Dex brand is considered a leader in local search in our markets, we also co-brand our products with the Qwest brand, which further differentiates our search solutions from others.
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
Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services. The DexNet Internet Marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
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
Recent Trends Related to Our Business
RHD has experienced a significant decline in its stock price during the latter part of 2007 and into 2008. RHD believes the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook has become increasingly uncertain. In that regard, RHD notes that its stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
RHD and the Company have also been experiencing lower advertising sales primarily as a result of declines in recurring business (renewal and increase to existing advertisers, collectively), mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets. In addition, RHD and the Company have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.
In response to these economic challenges facing RHD and the Company, we continue to actively manage expenses and are analyzing a host of initiatives to streamline operations and contain costs. At the same time, we are committing our sales force to focus on selling the value provided to local businesses through our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as systems modernization and consolidation, new print and digital product introductions and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing RHD shareholder value.
As a result of the significant decline in the market value of our debt and RHD’s debt and equity securities, we recorded a non-cash goodwill impairment charge of $2.1 billion during the three months ended March 31, 2008. This charge was calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” The charge had no impact on operating cash flow, compliance with debt covenants, tax attributes or management’s outlook for the business. RHD will continue to evaluate the value of our debt and its debt and equity securities in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of March 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three months ended March 31, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three months ended March 31, 2007. The table below summarizes these reclassifications.

	Three Months Ended March 31, 2007
	As
	Previously		As
(amounts in thousands)	Reported	Reclass	Reclassified

Net revenues	$403,992	$(986)	$403,006
Production, publication and distribution expenses	181,528	(107,669)	73,859
Selling and support expenses	—	107,975	107,975
General and administrative expenses	16,481	(1,292)	15,189
Impact of Purchase Accounting
As a result of the RHD Merger and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $8.9 million and $8.1 million, respectively, for the three months ended March 31, 2007, with no comparable expense for the three months ended March 31, 2008.
Net Revenues
The components of our net revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
(amounts in thousands)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$408,517	$411,166	$(2,649)	(0.6)%
Sales claims and allowances	(8,329)	(15,453)	7,124	46.1

Net directory advertising revenues	400,188	395,713	4,475	1.1
Other revenues	6,611	7,293	(682)	(9.4)

Total Net Revenues	$406,799	$403,006	$3,793	0.9%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in the advertisement pricing and the introduction of new products. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method, whereby revenues are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
Gross directory advertising revenues for the three months ended March 31, 2008 decreased $2.6 million, or 0.6%, from the three months ended March 31, 2007. The decrease in gross directory advertising revenues for the three months ended March 31, 2008 is due to declines in print revenues primarily as a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets, partially offset by increased revenues from our online products and services.
Sales claims and allowances for the three months ended March 31, 2008 decreased $7.1 million, or 46.1%, from the three months ended March 31, 2007. The decrease in sales claims and allowances for the three months ended March 31, 2008 is primarily due to improved quality and lower claims experience.
Other revenues for the three months ended March 31, 2008 decreased $0.7 million, or 9.4%, from the three months ended March 31, 2007. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The decrease in other revenues for the three months ended March 31, 2008 is primarily a result of declines in barter revenues.
Expenses
The components of total expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
(amounts in thousands)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$61,614	$73,859	$(12,245)	(16.6)%
Selling and support expenses	102,495	107,975	(5,480)	(5.1)
G&A expenses	12,990	15,189	(2,199)	(14.5)
D&A expenses	84,224	76,822	7,402	9.6
Goodwill impairment	2,135,509	—	2,135,509	100.0

Total	$2,396,832	$273,845	$2,122,987	775.3%

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory under the deferral and amortization method of accounting, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three months ended March 31, 2008 and 2007 were $61.6 million and $73.9 million, respectively, representing a decrease in production, publication and distribution expenses of $12.3 million, or 16.6%.

Amortization of cost uplift during the three months ended March 31, 2007 totaled $8.9 million, with no comparable expense for the three months ended March 31, 2008.
During the three months ended March 31, 2008, print, paper and distribution costs declined $3.7 million, compared to the three months ended March 31, 2007. This decline is primarily due to our print product optimization program and negotiated price reductions in our print expenses.
During the three months ended March 31, 2008, information technology (“IT”) expenses declined $2.4 million, compared to the three months ended March 31, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the three months ended March 31, 2008, we incurred $2.6 million of additional expenses related to internet production and distribution due to increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the three months ended March 31, 2008 and 2007 was $102.5 million and $108.0 million, respectively, representing a decrease in selling and support expenses of $5.5 million, or 5.1%. Amortization of cost uplift during the three months ended March 31, 2007 totaled $8.1 million, with no comparable expense for the three months ended March 31, 2008.
During the three months ended March 31, 2008, salesperson costs declined $5.3 million, compared to the three months ended March 31, 2007, primarily due to lower bonus payouts as a result of a decline in advertising sales performance, as well as a reduction in headcount.
During the three months ended March 31, 2008, bad debt expense increased $7.8 million, compared to the three months ended March 31, 2007, primarily due to higher provision rates, deterioration in accounts receivable aging categories and write-offs, which have been driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2008 and 2007 were $13.0 million and $15.2 million, respectively, representing a decrease in G&A expenses of $2.2 million, or 14.5%. During the three months ended March 31, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.7 million, compared to the three months ended March 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the three months ended March 31, 2007.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended March 31, 2008 and 2007 was $84.2 million and $76.8 million, respectively. Amortization of intangible assets was $76.8 million for the three months ended March 31, 2008, compared to $69.4 million reported for the three months ended March 31, 2007. The increase in amortization expense for the three months ended March 31, 2008 is primarily due to recognizing a full period of amortization expense related to the local customer relationships intangible asset established at the RHD Merger of $7.5 million, as compared to two months of amortization expense for the three months ended March 31, 2007.
Depreciation of fixed assets and amortization of computer software was $7.4 million for both the three months ended March 31, 2008 and 2007.
Goodwill Impairment
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS

No. 144, respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels.
The impairment test of RHD’s definite-lived intangible assets was performed by comparing the carrying amount of its intangible assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets. RHD’s testing results of its definite-lived intangible assets indicated no impairment as of March 31, 2008. No impairment losses were recorded related to our definite-lived intangible assets during the three months ended March 31, 2008 and 2007.
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
No impairment losses were recorded related to our goodwill during the three months ended March 31, 2007.
If the trading value of our debt and RHD’s debt and equity securities further decline, we will be required to again assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges.
Operating (Loss) Income
Operating (loss) income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(amounts in thousands)	2008	2007	$ Change

Total	$(1,990,033)	$129,161	$(2,119,194)

Operating loss for the three months ended March 31, 2008 of $2.0 billion compares to operating income of $129.2 million for the three months ended March 31, 2007. The change to operating loss for the three months ended March 31, 2008 from operating income for the three months ended March 31, 2007 is primarily due to the non-cash goodwill impairment charge noted above as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2008 and 2007 was $89.8 million and $100.5 million, respectively, and includes $1.0 million and $0.8 million, respectively, of amortization of deferred financing costs. The decrease in net interest expense of $10.7 million, or 10.6%, for the three months ended March 31, 2008 is primarily due to lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007 as well as lower interest rates on our variable rate debt during the period.
In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, we recorded our debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.3 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively. The decline in the amortization of the fair value adjustment for the three months ended March 31, 2008 is directly attributable to the Company’s refinancing transactions conducted during the fourth quarter of 2007.

Income Taxes
The effective tax rate on loss before income taxes of 36.7% for the three months ended March 31, 2008 compares to an effective tax rate of 37.4% on income before income taxes for the three months ended March 31, 2007. As a result of the non-cash goodwill impairment charge of $2.1 billion recorded during the three months ended March 31, 2008, we recognized a decrease in our deferred tax liability of $784.0 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three months ended March 31, 2008 is primarily due to the non-cash goodwill impairment charge as well as changes in estimates of state tax apportionment factors that impact our effective state tax rates.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
No changes.
Item1A. Risk Factors
The three risk factors presented below replace and supersede risk factors numbered 3, 5 and 9, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales in the first quarter of 2008 and we expect this trend to continue throughout 2008.

Some of the incumbent and independent publishers with which we compete are larger than we are and have greater financial resources than we have. Although we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, incumbent and independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales. Similarly, we may face increased competition from these companies or others (including private equity firms) for acquisitions in the future.
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
Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the IYP directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. The success of our relationships with Internet search companies also depends on the compatibility of our technologies, and we have in the past, and may in the future, experience difficulties in this regard. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future, particularly should Internet based advertising sales become increasingly accessible to small- and medium- sized businesses. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services or with search engines directly.

Competition from other Yellow Pages publishers, other forms of traditional media and the Internet may affect our ability to attract and retain advertisers and to increase advertising rates.
In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest. As a result, it is possible that Qwest will not remain the primary local telephone service provider in their local service areas. If Qwest were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the incumbent local exchange carrier (“ILEC”) brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Qwest.
5) Recognition of impairment charges for our intangible assets or goodwill
At March 31, 2008, the net carrying value of our intangible assets totaled approximately $8.3 billion and the net carrying value of our goodwill totaled approximately $422.2 million. Our intangible assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and our goodwill is subject to impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of RHD’s common stock or the fair value of our debt and RHD’s debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, RHD recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
If the trading value of our debt and RHD’s debt and equity securities further decline, we will be required to again assess the fair values of our assets and liabilities and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets, goodwill or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
9) Future changes in directory publishing obligations in Qwest markets and other regulatory matters
Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish White Pages directories covering each service territory in the 14 Dex Media states where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Dex Media state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

As the IYP directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.
Our operations, as well as the properties owned and leased for our business, are subject to stringent laws and regulations relating to environmental protection. The failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” legislation has been proposed in certain states where we operate that would allow consumers to opt out of the delivery of print yellow pages. Although to date, this proposed legislation has not been signed into law in any of the states where we operate, we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the usage of our products and, ultimately, our revenues. Depending on the consistency of the legislation if adopted in multiple jurisdictions, it could materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products. If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our financial condition and results of operations.
Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our businesses, financial condition and results of operations.
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

31.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1*
Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.
Date: May 13, 2008	By:	/s/ Steven M. Blondy
Steven M. Blondy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2008	By:	/s/ R. Barry Sauder
R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith