Form 10-Q
period 2008-09-30
Dex Media, Inc./new
filed 2008-11-05
CIK 1351506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑ *
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at October 15, 2008

Common Stock, par value $0.01 per share	1,000
THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
* The Registrant is a voluntary filer and as such is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”); however, the Registrant has voluntarily filed all Exchange Act reports for the preceding 12 months.

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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2008	December 31, 2007

Assets
Current Assets
Cash and cash equivalents	$40,564	$12,975
Accounts receivable
Billed	185,418	139,686
Unbilled	479,065	509,809
Allowance for doubtful accounts and sales claims	(33,493)	(21,816)

Net accounts receivable	630,990	627,679
Deferred directory costs	111,608	112,412
Short-term deferred income taxes, net	46,667	39,044
Prepaid expenses and other current assets	44,673	60,855

Total current assets	874,502	852,965
Fixed assets and computer software, net	88,890	83,268
Other non-current assets	69,193	29,458
Intangible assets, net	8,184,988	8,415,404
Goodwill	—	2,557,719

Total Assets	$9,217,573	$11,938,814

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$79,774	$100,990
Due to parent, net	58,645	60,435
Accrued interest	42,920	66,878
Deferred directory revenues	704,592	739,011
Current portion of long-term debt	85,250	161,007

Total current liabilities	971,181	1,128,321
Long-term debt	4,591,798	4,480,235
Deferred income taxes, net	1,284,237	2,143,313
Intercompany debt	300,000	300,000
Other non-current liabilities	122,193	127,506

Total liabilities	7,269,409	8,179,375

Commitments and contingencies

Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,626,025	3,884,125
Accumulated deficit	(1,678,791)	(120,902)
Accumulated other comprehensive income (loss)	930	(3,784)

Total Shareholder’s Equity	1,948,164	3,759,439

Total Liabilities and Shareholder’s Equity	$9,217,573	$11,938,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net revenues	$391,201	$409,151	$1,198,817	$1,220,512

Expenses:
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	58,474	65,983	173,615	207,630
Selling and support expenses	102,462	103,513	304,303	311,260
General and administrative expenses	20,600	12,650	45,833	42,357
Depreciation and amortization	90,036	84,171	258,627	244,800
Goodwill impairment	—	—	2,557,719	—

Total expenses	271,572	266,317	3,340,097	806,047

Operating income (loss)	119,629	142,834	(2,141,280)	414,465

Interest expense, net	(91,479)	(96,210)	(285,978)	(294,097)

Income (loss) before income taxes	28,150	46,624	(2,427,258)	120,368

(Provision) benefit for income taxes	(21,970)	18,162	869,369	(47,034)

Net income (loss)	$6,180	$28,462	$(1,557,889)	$73,334

Comprehensive Income (Loss)
Net income (loss)	$6,180	$28,462	$(1,557,889)	$73,334
Unrealized gain (loss) on interest rate swaps, net of tax	(4,422)	3,899	4,716	(1,904)
Benefit plans adjustment, net of tax	(1)	(1)	(2)	(3)

Comprehensive income (loss)	$1,757	$24,562	$(1,553,175)	$71,427

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(1,557,889)	$73,334
Reconciliation of net income (loss) to net cash provided by operating activities:
Goodwill impairment	2,557,719	—
Loss on extinguishment of debt	2,142	—
Depreciation and amortization	258,627	244,800
Deferred income tax (benefit) provision	(869,428)	46,686
Provision for bad debts	64,463	28,951
Stock-based compensation expense	12,128	17,042
Interest rate swap ineffectiveness	8,030	1,211
Amortization of deferred financing costs	4,924	1,590
Amortization of debt fair value adjustment	(13,081)	(23,187)
Accretion on discount notes	46,427	42,636
Other non-cash items, net	(8,571)	(1,885)
Changes in assets and liabilities:
(Increase) in accounts receivable	(67,776)	(35,352)
Decrease in other assets	16,318	24,736
(Decrease) in accounts payable and accrued liabilities and accrued interest	(44,801)	(4,044)
(Decrease) increase in amounts due to Parent	(13,918)	34,628
(Decrease) in deferred directory revenues	(34,419)	(22,409)
(Decrease) increase in other non-current liabilities	(1,170)	5,230

Net cash provided by operating activities	359,725	433,967
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(35,314)	(34,664)

Net cash used in investing activities	(35,314)	(34,664)
Cash Flows from Financing Activities
Credit facility borrowings, net of costs	1,035,103	—
Credit facility repayments	(1,053,492)	(452,729)
Revolver borrowings	321,900	286,800
Revolver repayments	(345,950)	(256,300)
Increase in checks not yet presented for payment	3,717	1,699
Dividend to parent	(258,100)	—

Net cash used in financing activities	(296,822)	(420,530)

Increase (decrease) in cash and cash equivalents	27,589	(21,227)
Cash and cash equivalents, beginning of period	12,975	28,589

Cash and cash equivalents, end of period	$40,564	$7,362

Supplemental Information:
Cash paid:
Interest, net	$237,838	$269,436
Income taxes, net	$72	$—
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
Significant Financing Developments
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”), except as otherwise noted. For additional information relating to the maturities under the new Dex Media West credit facility, see Note 4, “Credit Facilities.”
As a result of the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with the former Dex Media West credit facility having a notional amount of $650.0 million at September 30, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $5.0 million and $7.0 million, respectively, resulting from the change in the fair value of these interest rate swaps.
Please see Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Credit Facilities” for additional information.

Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and nine months ended September 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and nine months ended September 30, 2007. The table below summarizes these reclassifications.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
Net revenues	$407,796	$1,355	$409,151	$1,219,450	$1,062	$1,220,512
Production, publication and distribution expenses	166,660	(100,677)	65,983	513,624	(305,994)	207,630
Selling and support expenses	—	103,513	103,513	—	311,260	311,260
General and administrative expenses	14,131	(1,481)	12,650	46,561	(4,204)	42,357
In addition, certain prior period amounts included in the condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
As a result of the RHD Merger (as defined in Note 3, “RHD Merger”), certain intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $76.8 million and $76.9 million for the three months ended September 30, 2008 and 2007, respectively, and $230.4 million and $223.3 million for the nine months ended September 30, 2008 and 2007, respectively.
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
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $3.1 billion was recognized by RHD during the first half of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $422.2 million during the three months ended June 30, 2008, together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $2.6 billion was recognized by the Company during the first half of 2008. As a result of this impairment charge, we have no recorded goodwill at September 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2008 and 2007. No impairment losses were recorded related to our goodwill during the three and nine months ended September 30, 2007.
If industry and economic conditions in certain of RHD’s markets continue to deteriorate, RHD will be required to assess the recoverability of its long-lived assets and other intangible assets, which could result in additional impairment charges.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $2.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $7.1 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense for the nine months ended September 30, 2008 includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of the former Dex Media West credit facility, which has been accounted for as an extinguishment of debt. See Note 4, “Credit Facilities” for additional information.
As a result of the ineffective interest rate swaps associated with the refinancing of the former Dex Media West credit facility, interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $5.0 million and $7.0 million, respectively, resulting from the change in the fair value of these interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with the RHD Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), our debt was recorded at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the RHD Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.5 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, and $13.1 million and $23.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $4.9 million and $13.4 million for the three months ended September 30, 2008 and 2007, respectively, and $13.5 million and $23.6 million for the nine months ended September 30, 2008 and 2007, respectively. Total advertising expense for the three and nine months ended September 30, 2008 includes $2.0 million and $6.2 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three and nine months ended September 30, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers. During the three and nine months ended September 30, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 5.8% and 5.4% of our net revenue, respectively, for the three and nine months ended September 30, 2008. If these economic challenges in our markets continue, our bad debt experience and operating results would continue to be adversely impacted in future periods.
At September 30, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $1.5 billion. Interest rate swaps with a notional amount of $850.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $3.8 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $12.1 million and $17.0 million for the nine months ended September 30, 2008 and 2007, respectively.
On March 4, 2008, RHD granted 2.2 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.2 million and $2.2 million for the three and nine months ended September 30, 2008, respectively.
In April 2008, RHD increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $1.1 million during the nine months ended September 30, 2008.

In March 2008, RHD’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which RHD’s current employees were permitted to surrender certain then outstanding stock options and stock appreciation rights (“SARs”), with exercise prices substantially above the then current market price of RHD’s common stock, in exchange for new SARs, with new vesting requirements and an exercise price equal to the market value of RHD’s common stock on the grant date (the “Exchange Program”). The exercise prices of the outstanding options and SARs eligible for the Exchange Program ranged from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, were not eligible for the Exchange Program.
The Exchange Program was designed to provide eligible employees with an opportunity to exchange deeply underwater options and SARs for new SARs covering fewer shares, but with an exercise price based on the current, dramatically lower market price.
The Exchange Program allowed for a separate exchange ratio for each outstanding group of options or SARs taking into account such factors as the Black-Scholes value of the surrendered awards and the new SARs to be granted in the Exchange Program, as well as the exercise price and remaining life of each tranche, and other considerations to ensure that the Exchange Program accomplished its intended objectives. The weighted average exchange ratio for eligible awards held by senior management members (as described below) was 1 to 3.8, whereas the weighted average exchange ratio for eligible awards held by all other eligible employees was 1 to 3.5. These senior management members are RHD’s named executive officers, three other members of RHD’s executive committee and RHD’s three general managers of sales. Non-employee directors of RHD were not eligible to participate in the Exchange Program, nor were former employees holding otherwise eligible options and SARs.
In connection with the Exchange Program, on July 14, 2008, RHD granted 1.2 million SARs to certain employees, including certain senior management members of RHD and the Company, in exchange for 4.6 million outstanding options and SARs for a total recapture of 3.4 million shares. These SARs, which are settled in RHD’s common stock, were granted at a grant price of $1.69 per share. The SARs granted in the Exchange Program have a seven-year term and a new three-year vesting schedule, subject to accelerated vesting upon the occurrence of certain events. Exercisability of the SARs granted to senior management members is conditioned upon the achievement of the following stock price appreciation targets, in addition to the three year service-based vesting requirements for all new SARs: (a) the first vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $20 per share; (b) the second vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $30 per share; and (c) the third and final vested tranche of new SARs shall not be exercisable until RHD’s stock price equals or exceeds $40 per share. These share price appreciation conditions will be deemed satisfied if at any time during the life of the new SARs the average closing price of RHD’s common stock during any ten consecutive trading days equals or exceeds the specified target stock price, provided, however, that otherwise vested SARs that do not become exercisable prior to their expiration date due to the failure to achieve these performance conditions shall terminate unexercised. In addition, these performance conditions for exercisability of the new SARs granted to senior management members will be deemed satisfied prior to achievement of the respective stock price appreciation targets upon the occurrence of certain events, including a change of control, voluntary or involuntary termination, death, disability or retirement. Certain events effectively accelerate the exercisability of one-third of the total new SARs granted to each senior management member if any stock appreciation target has yet to have been met at that time.
The Exchange Program has been accounted for as a modification under SFAS No. 123 (R). In calculating the incremental compensation cost of a modification, the fair value of the modified award was compared to the fair value of the original award measured immediately before its terms or conditions were modified. RHD used the Black-Scholes valuation model to determine the fair value of all original stock awards before modification and the fair value of the modified awards granted to non-senior management members. RHD utilized the Trinomial valuation model to determine the fair value of the modified awards granted to senior management members due to the stock appreciation vesting requirements noted above.
RHD will recognize an incremental non-cash charge of $0.6 million associated with the Exchange Program over its three year vesting period, of which less than $0.1 million was recognized by us during the three and nine months ended September 30, 2008.

Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
September 30, 2008
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Assets	$1,329
Derivatives — Liabilities	$(21,768)
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
We have reviewed other accounting pronouncements that were issued as of September 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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

4. Credit Facilities
At September 30, 2008, total outstanding debt under our credit facilities was $2,180.0 million, comprised of $1,100.0 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.
Dex Media East
As of September 30, 2008, outstanding balances under the Dex Media East credit facility totaled $1,100.0 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and no amount was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (other than $3.5 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 5.03% and 6.87% at September 30, 2008 and December 31, 2007, respectively.
Dex Media West
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and the $90.0 million Dex Media West Revolver maturing in October 2013. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.
As of September 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.38% at September 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of September 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
•	The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•	The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

5. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three and nine months ended September 30, 2008.

	2006	2007	2008
Three months ended	Restructuring	Restructuring	Restructuring
September 30, 2008	Actions	Actions	Actions	Total

Balance at June 30, 2008	$2,137	$1,209	$—	$3,346
Net increase to reserve charged to earnings	—	—	8,103	8,103
Payments	(619)	(183)	(7,036)	(7,838)

Balance at September 30, 2008	$1,518	$1,026	$1,067	$3,611

	2006	2007	2008
Nine months ended	Restructuring	Restructuring	Restructuring
September 30, 2008	Actions	Actions	Actions	Total

Balance at December 31, 2007	$3,327	$2,036	$—	$5,363
Net increase to reserve charged to earnings	—	653	10,155	10,808
Payments	(1,809)	(1,663)	(9,088)	(12,560)

Balance at September 30, 2008	$1,518	$1,026	$1,067	$3,611

During the second quarter of 2008, RHD initiated a restructuring plan that includes planned headcount reductions, consolidation of responsibilities and vacated leased facilities (“2008 Restructuring Actions”). During the three and nine months ended September 30, 2008, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $8.1 million and $10.2 million, respectively, and payments of $7.0 million and $9.1 million, respectively, which consist primarily of payments for outside consulting services, severance and vacated leased facilities. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during the remainder of 2008.
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $2.0 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the nine months ended September 30, 2008, we recognized a restructuring charge to earnings of $0.7 million and severance payments of $0.2 million and $1.7 million were made during the three and nine months ended September 30, 2008, respectively, associated with the 2007 Restructuring Actions.
As a result of the RHD Merger, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” Payments made with respect to severance during the three months ended September 30, 2008 and 2007 were $0.2 million and $0.2 million, respectively, and $0.4 million and $1.6 million during the nine months ended September 30, 2008 and 2007, respectively. Payments of $0.4 million and $0.5 million were made with respect to the vacated leased facilities during the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.7 million during the nine months ended September 30, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the condensed consolidated statements of operations.

6. Income Taxes
The effective tax rate on income (loss) before income taxes of 78.0% and 35.8% for the three and nine months ended September 30, 2008, respectively, compares to an effective tax rate of 39.0% and 39.1% on income before income taxes for the three and nine months ended September 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $2.6 billion recorded during the nine months ended September 30, 2008, we recognized a decrease in our deferred tax liability of $940.4 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the nine months ended September 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge. The change in the effective tax rate for the three and nine months ended September 30, 2008 is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates.
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	42.8	3.9	2.5	3.9
Non-deductible goodwill impairment charge	—	—	(1.7)	—
Other non-deductible items	0.4	—	—	0.2
Other	(0.2)	0.1	—	—

Effective tax rate	78.0%	39.0%	35.8%	39.1%

7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$1,664	$2,056	$5,412	$6,169
Interest cost	2,517	2,577	7,704	7,731
Expected return on plan assets	(2,494)	(2,695)	(7,929)	(8,085)

Net periodic benefit cost	$1,687	$1,938	$5,187	$5,815

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$312	$339	$934	$1,017
Interest cost	1,121	1,000	3,363	3,000
Amortization of prior service cost	(2)	(2)	(3)	(6)

Net periodic benefit cost	$1,431	$1,337	$4,294	$4,011

During the three months ended September 30, 2008 and 2007, the Company made contributions of $3.4 million and $9.2 million, respectively, to its pension plan. During the nine months ended September 30, 2008 and 2007, the Company made contributions of $7.4 million and $11.1 million, respectively, to its pension plan. During the three months ended September 30, 2008 and 2007, the Company made contributions of $1.2 million and $0.7 million, respectively, to its postretirement plan. During the nine months ended September 30, 2008 and 2007, the Company made contributions of $2.6 million and $2.5 million, respectively, to its postretirement plan. The Company expects to make total contributions of approximately $9.6 million and $5.7 million to its pension plan and postretirement plan, respectively, in 2008.
On October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved the following modifications to RHD’s and the Company’s benefit plans:
•	A comprehensive redesign of RHD’s and the Company’s employee retirement savings plans;

•	A freeze of RHD’s and the Company’s qualified and non-qualified pension plans as they pertain to non-union employees; and

•	A phased in elimination of RHD’s and the Company’s postretirement benefit plans for certain health care and life insurance benefits to certain full-time non-union employees who reach retirement eligibility while working for RHD and the Company.
See Note 11, “Subsequent Events” for additional information regarding these modifications.
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

10. Related Party Transactions
Certain transactions are managed by RHD on a centralized basis. Under the centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as a current liability at September 30, 2008 and December 31, 2007, as the Company intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.
In general, we and our subsidiaries are restricted from paying dividends, loans or advances to RHD, subject to certain exceptions, under the terms of the Dex Media East and new Dex Media West credit facilities and the indentures governing our notes and the notes of Dex Media West. Dividends of $258.1 million were paid to RHD during the nine months ended September 30, 2008. There were no dividends paid to RHD during the nine months ended September 30, 2007.
11. Subsequent Events
Employee Retirement Savings and Pension Plans
On October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved a comprehensive redesign of RHD’s and the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of RHD and the Company (other than those employed by Business.com) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the existing R.H. Donnelley and Dex Media 401(k) savings plans. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as RHD is able to efficiently transition them to the new unified 401(k) plan. RHD will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
In conjunction with establishing the new unified defined contribution plan, RHD and the Company will freeze the current defined benefit plans covering all non-union employees — the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan, and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants will cease as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will also be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans.
Additionally, on October 21, 2008, the Compensation Committee of RHD’s Board of Directors approved for eligible non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (effectively converting subsidized health care benefits coverage to non-subsidized access coverage). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for subsidized or non-subsidized (depending on the phase out year) retiree health care coverage.
Management is currently working with its actuaries to determine the accounting impact of these curtailments, which is anticipated to be recorded in the fourth quarter of 2008.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex Media, Inc.’s (“Dex Media”) future financial and operating results, Dex Media’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance our debt on reasonable terms and conditions as might be necessary from time to time, particularly in light of the recent instability in the credit markets; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s and the Company’s subsidiaries credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “Dex Media,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media, Inc., its direct and indirect wholly-owned subsidiaries and its and their predecessors.
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

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google® and Yahoo!®, providing additional qualified leads for our advertisers. Our local marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our Dex Search Network services. The Dex Search Network Internet marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
This compelling set of Triple PlayTM products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions us as a trusted advisor for marketing support and service in the local markets we serve.
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
Significant Financing Developments
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
As a result of the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with the former Dex Media West credit facility having a notional amount of $650.0 million at September 30, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $5.0 million and $7.0 million, respectively, resulting from the change in the fair value of these interest rate swaps.
Please see Item 1. Financial Statements (Unaudited) — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs” and Note 4, “Credit Facilities” for additional information.
Employee Retirement Savings and Pension Plans
On October 21, 2008, the Compensation & Benefits Committee of RHD’s Board of Directors approved a comprehensive redesign of RHD’s and the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of RHD and the Company (other than those employed by Business.com) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the existing R.H. Donnelley and Dex Media 401(k) savings plans. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as RHD is able to efficiently transition them to the new unified 401(k) plan. RHD will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.

In conjunction with establishing the new unified defined contribution plan, RHD and the Company will freeze the current defined benefit plans covering all non-union employees — the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan, and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants will cease as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will also be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans.
Additionally, on October 21, 2008, the Compensation Committee of RHD’s Board of Directors approved for eligible non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (effectively converting subsidized health care benefits coverage to non-subsidized access coverage). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for subsidized or non-subsidized (depending on the phase out year) retiree health care coverage.
Management is currently working with its actuaries to determine the accounting impact of these curtailments, which is anticipated to be recorded in the fourth quarter of 2008.
Recent Trends Related to Our Business
RHD and the Company have been experiencing lower advertising sales primarily as a result of declines in recurring business (both renewal and increases to existing advertisers), mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. In addition, RHD and the Company have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.
In response to these economic challenges facing RHD and the Company, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are committing our sales force to focus on selling the value provided to local businesses through our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as systems modernization and consolidation, new print and digital product introductions and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing RHD shareholder value.
RHD has also experienced a significant decline in its stock price during the latter part of 2007 and throughout 2008. RHD believes the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook further deteriorates and credit markets are frozen. In that regard, RHD notes that its stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities, we recorded a non-cash goodwill impairment charge of $2.1 billion during the first quarter of 2008. Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we recognized a non-cash goodwill impairment charge of $422.2 million during the second quarter of 2008. As a result of these impairment charges, we have no recorded goodwill at September 30, 2008. These charges were calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” These charges had no impact on operating cash flow, compliance with debt covenants, or management’s outlook for the business.

As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, RHD and the Company have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, this unprecedented instability may make it difficult for RHD and the Company to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, RHD’s and our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value since December 31, 2007. However, because the values of RHD’s and our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.
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
We have reviewed other accounting pronouncements that were issued as of September 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Nine months ended September 30, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the nine months ended September 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the nine months ended September 30, 2007. The table below summarizes these reclassifications.

	Nine months ended September 30, 2007
	As
	Previously		As
(amounts in millions)	Reported	Reclass	Reclassified

Net revenues	$1,219.5	$1.0	$1,220.5
Production, publication and distribution expenses	513.6	(306.0)	207.6
Selling and support expenses	—	311.3	311.3
General and administrative expenses	46.6	(4.3)	42.3
Impact of Purchase Accounting
As a result of the merger between RHD and Dex Media (the “RHD Merger”) and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $14.6 million and $13.3 million, respectively, for the nine months ended September 30, 2007, with no comparable expense for the nine months ended September 30, 2008.
Net Revenues
The components of our net revenues for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$1,204.3	$1,236.5	$(32.2)	(2.6)%
Sales claims and allowances	(25.0)	(35.9)	10.9	30.4

Net directory advertising revenues	1,179.3	1,200.6	(21.3)	(1.8)
Other revenues	19.5	19.9	(0.4)	(2.0)

Total Net Revenues	$1,198.8	$1,220.5	$(21.7)	(1.8)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as DexKnows.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are bundled with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
As a result of the deferral and amortization method of revenue recognition, recognized gross directory advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. As noted further below, advertising sales have continued to deteriorate due to the overall economic instability and will result in lower recognized advertising revenues in future periods because, as noted, such revenues are recognized ratably over the directory’s life.
Gross directory advertising revenues for the nine months ended September 30, 2008 decreased $32.2 million, or 2.6%, from the nine months ended September 30, 2007. The decrease in gross directory advertising revenues for the nine months ended September 30, 2008 is due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets.
Sales claims and allowances for the nine months ended September 30, 2008 decreased $10.9 million, or 30.4%, from the nine months ended September 30, 2007. The decrease in sales claims and allowances for the nine months ended September 30, 2008 is primarily due to improved quality and lower claims experience.
Other revenues for the nine months ended September 30, 2008 decreased $0.4 million, or 2.0%, from the nine months ended September 30, 2007. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Expenses
The components of total expenses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$173.6	$207.6	$(34.0)	(16.4)%
Selling and support expenses	304.3	311.3	(7.0)	(2.2)
G&A expenses	45.8	42.3	3.5	8.3
D&A expenses	258.6	244.8	13.8	5.6
Goodwill impairment	2,557.7	—	2,557.7	100.0

Total	$3,340.0	$806.0	$2,534.0	314.4%

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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the nine months ended September 30, 2008 and 2007 were $173.6 million and $207.6 million, respectively. The primary components of the $34.0 million, or 16.4%, decrease in production, publication and distribution expenses for the nine months ended September 30, 2008, were as follows:

Nine months ended
(amounts in millions)	September 30, 2008

$ Change

Decreased print, paper and distribution costs	$(14.8)
Decreased “cost uplift” expense	(14.6)
Decreased information technology (“IT”) expenses	(8.4)
Increased internet and distribution costs	3.3
All other, net	0.5

Total decrease in production, publication and distribution expenses for the nine months ended September 30, 2008	$(34.0)

During the nine months ended September 30, 2008, print, paper and distribution costs declined $14.8 million, compared to the nine months ended September 30, 2007. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.
Amortization of cost uplift during the nine months ended September 30, 2007 totaled $14.6 million, with no comparable expense for the nine months ended September 30, 2008.
During the nine months ended September 30, 2008, information technology (“IT”) expenses declined $8.4 million, compared to the nine months ended September 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the nine months ended September 30, 2008, we incurred $3.3 million of additional expenses related to internet and distribution costs due to increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the nine months ended September 30, 2008 and 2007 was $304.3 million and $311.3 million, respectively. The primary components of the $7.0 million, or 2.2%, decrease in selling and support expenses for the nine months ended September 30, 2008, were as follows:

Nine months ended
(amounts in millions)	September 30, 2008

$ Change

Decreased commissions and salesperson costs	$(14.5)
Decreased “cost uplift” expense	(13.3)
Decreased advertising and branding expenses	(10.1)
Decreased marketing costs	(4.7)
Decreased directory publishing support costs	(1.6)
Increased bad debt expense	35.5
All other, net	1.7

Total decrease in selling and support expenses for the nine months ended September 30, 2008	$(7.0)

During the nine months ended September 30, 2008, commissions and salesperson costs declined $14.5 million, compared to the nine months ended September 30, 2007, primarily due to lower advertising sales as well as planned headcount reductions and consolidation of responsibilities.
Amortization of cost uplift during the nine months ended September 30, 2007 totaled $13.3 million, with no comparable expense for the nine months ended September 30, 2008.
Advertising expense for the nine months ended September 30, 2008 includes $6.6 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages, with no comparable expense for the prior corresponding period. Exclusive of the costs associated with purchased traffic, during the nine months ended September 30, 2008, advertising and branding expenses declined $16.7 million as compared to the nine months ended September 30, 2007. This decrease is primarily due to additional advertising and branding costs incurred in 2007 to promote the Dex brand name for all our print and online products as well as the use of DexKnows.com as our new URL.
During the nine months ended September 30, 2008, marketing costs decreased $4.7 million compared to the nine months ended September 30, 2007, primarily due to a reduction in headcount and related expenses.
During the nine months ended September 30, 2008, directory publishing support costs decreased $1.6 million compared to the nine months ended September 30, 2007, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the nine months ended September 30, 2008, bad debt expense increased $35.5 million, compared to the nine months ended September 30, 2007, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. If these economic challenges in our markets continue, our bad debt experience may continue to be adversely impacted in future periods.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the nine months ended September 30, 2008 and 2007 were $45.8 million and $42.3 million, respectively. The primary components of the $3.5 million, or 8.3%, increase in G&A expenses for the nine months ended September 30, 2008, were as follows:

Nine months ended
(amounts in millions)	September 30, 2008

$ Change

Increase in restructuring expenses	$11.1
Decrease in non-cash stock-based compensation expense under SFAS No. 123 (R)	(5.1)
Decrease in IT expenses	(3.0)
All other, net	0.5

Total increase in G&A expenses for the nine months ended September 30, 2008	$3.5

During the nine months ended September 30, 2008, restructuring expenses unrelated to the RHD Merger increased $11.1 million primarily due to outside consulting fees, planned headcount reductions and consolidation of responsibilities.
During the nine months ended September 30, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $5.1 million, compared to the nine months ended September 30, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the nine months ended September 30, 2007. In addition, non-cash stock-based compensation expense declined during the nine months ended September 30, 2008 due to a credit of $1.1 million associated with an increase in RHD’s forfeiture rate estimate.
During the nine months ended September 30, 2008, IT expenses declined $3.0 million compared to the nine months ended September 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services.

Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the nine months ended September 30, 2008 and 2007 was $258.6 million and $244.8 million, respectively. Amortization of intangible assets was $230.4 million for the nine months ended September 30, 2008, compared to $223.3 million reported for the nine months ended September 30, 2007. The increase in amortization expense for the nine months ended September 30, 2008 is primarily due to recognizing a full period of amortization expense related to the local customer relationships intangible asset established in connection with the RHD Merger of $7.5 million, as compared to eight months of amortization expense for the nine months ended September 30. 2007.
Depreciation of fixed assets and amortization of computer software was $28.2 million and $21.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in depreciation expense for the nine months ended September 30, 2008 is primarily due to accelerated amortization related to software projects that are scheduled to be retired prior to their initial estimated service life as well as depreciation expense related to capital projects placed in service during 2007.
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
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $3.1 billion was recognized by RHD during the first half of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $422.2 million during the three months ended June 30, 2008, together with the impairment charge recognized in the first quarter of 2008, a total impairment charge of $2.6 billion was recognized by the Company during the first half of 2008. As a result of this impairment charge, we have no recorded goodwill at September 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the nine months ended September 30, 2008 and 2007. No impairment losses were recorded related to our goodwill during the nine months ended September 30, 2007.

If industry and economic conditions in certain of RHD’s markets continue to deteriorate, RHD will be required to assess the recoverability of its long-lived assets and other intangible assets, which could result in additional impairment charges.
Operating Income (Loss)
Operating income (loss) for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$(2,141.3)	$414.5	$(2,555.8)	(616.6)%

Operating loss for the nine months ended September 30, 2008 of $(2.1) billion compares to operating income of $414.5 million for the nine months ended September 30, 2007. The change to operating loss for the nine months ended September 30, 2008 from operating income for the nine months ended September 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the nine months ended September 30, 2008 and 2007 was $286.0 million and $294.1 million, respectively, and includes $7.1 million and $1.6 million, respectively, of amortization of deferred financing costs. As a result of the ineffective interest rate swaps associated with the refinancing of the former Dex Media West credit facility, interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive income (loss) related to these interest rate swaps. Interest expense for the nine months ended September 30, 2008 includes a reduction to interest expense of $7.0 million resulting from the change in the fair value of these interest rate swaps. Interest expense for the nine months ended September 30, 2008 also includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of the former Dex Media West credit facility, which has been accounted for as an extinguishment of debt.
The decrease in net interest expense of $8.1 million, or 2.8%, for the nine months ended September 30, 2008 is primarily due to lower interest rates and lower levels of outstanding debt associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007 as well as lower interest rates on our variable rate debt during the period as compared to the prior corresponding period. This decrease is partially offset by additional interest expense associated with the ineffective interest rate swaps and extinguishment of debt noted above.
In conjunction with the RHD Merger and as a result of purchase accounting required under GAAP, we recorded our debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $13.1 million and $23.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decline in the amortization of the fair value adjustment for the nine months ended September 30, 2008 is directly attributable to the Company’s refinancing transactions conducted during the fourth quarter of 2007.
Income Taxes
The effective tax rate on loss before income taxes of 35.8% for the nine months ended September 30, 2008 compares to an effective tax rate of 39.1% on income before income taxes for the nine months ended September 30, 2007. As a result of the non-cash goodwill impairment charge of $2.6 billion recorded during the nine months ended September 30, 2008, we recognized a decrease in our deferred tax liability of $940.4 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the nine months ended September 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge as well as changes in estimates of state tax apportionment factors that impact our effective state tax rates.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
No changes.
Item1A. Risk Factors
The four risk factors presented below replace and supersede risk factors numbered 3, 5, 9 and 10, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). The Company has added risk factor 19, “Economic, financial and liquidity instability,” based upon the current credit and liquidity crisis in the United States and throughout the global financial system. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales during the first nine months of 2008 and we expect this trend to continue throughout 2008 and 2009.
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
Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. The success of our relationships with Internet search companies also depends on the compatibility of our technologies, and we have in the past, and may in the future, experience difficulties in this regard. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future, particularly should Internet based advertising sales become increasingly accessible to small- and medium- sized businesses. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other providers of these services or with search engines directly.
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
5) Recognition of impairment charges for our intangible assets, other long-lived assets or goodwill
At September 30, 2008, the net carrying value of our intangible assets totaled approximately $8.2 billion. As a result of the impairment charges during the first and second quarter of 2008 noted below, we had no recorded goodwill at September 30, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of RHD’s common stock or the fair value of our debt and RHD’s debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets. As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. RHD used certain estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, RHD recognized a non-cash impairment charge of $2.5 billion in the first quarter of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
Since the trading value of RHD’s equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, RHD performed additional impairment tests of its goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. As a result of these tests, RHD recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $422.2 million for the three months ended June 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2008.
If industry and economic conditions in certain of RHD’s markets continue to deteriorate, RHD will be required to assess the recoverability of its long lived assets and other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
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
10) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 2.7% of our net revenue. For the three and nine months ended September 30, 2008, our bad debt expense represented approximately 5.8% and 5.4% of our net revenue, respectively. Our bad debt expense could continue to increase given the current state of the credit market crisis, which may negatively impact SMEs to a greater extent than larger businesses.
19) Economic, financial and liquidity instability
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, RHD and the Company have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, this unprecedented instability may make it difficult for RHD and the Company to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, RHD’s and our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value since December 31, 2007. However, because the values of RHD’s and our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.
Date: November 5, 2008	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2008	By:	/s/ R. Barry Sauder
R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith