Form 10-Q
period 2009-03-31
Dex Media, Inc./new
filed 2009-05-12
CIK 1351506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑ *
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at April 15, 2009

Common Stock, par value $0.01 per share	1,000
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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2009	December 31, 2008

Assets
Current Assets
Cash and cash equivalents	$180,745	$112,362
Accounts receivable
Billed	169,035	188,090
Unbilled	480,918	461,750
Allowance for doubtful accounts and sales claims	(30,500)	(34,166)

Net accounts receivable	619,453	615,674
Intercompany loan receivable	125,000	—
Deferred directory costs	108,013	107,392
Short-term deferred income taxes, net	25,365	25,225
Prepaid expenses and other current assets	26,906	52,452

Total current assets	1,085,482	913,105
Fixed assets and computer software, net	93,208	96,609
Other non-current assets	63,841	64,930
Intangible assets, net	7,412,534	7,505,200

Total assets	$8,655,065	$8,579,844

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$77,027	$99,688
Due to parent, net	80,552	73,391
Accrued interest	65,450	69,513
Deferred directory revenues	676,383	679,983
Current portion of long-term debt	114,000	99,625

Total current liabilities	1,013,412	1,022,200
Long-term debt	4,711,295	4,562,206
Deferred income taxes, net	1,022,074	1,017,445
Intercompany debt	300,000	300,000
Other non-current liabilities	169,052	184,402

Total liabilities	7,215,833	7,086,253

Commitments and contingencies

Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,520,633	3,580,838
Accumulated deficit	(2,035,290)	(2,040,807)
Accumulated other comprehensive loss	(46,111)	(46,440)

Total shareholder’s equity	1,439,232	1,493,591

Total liabilities and shareholder’s equity	$8,655,065	$8,579,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
	March 31,
(in thousands)	2009	2008

Net revenues	$362,772	$406,799

Expenses:
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	52,344	61,614
Selling and support expenses	93,042	102,495
General and administrative expenses	15,503	12,990
Depreciation and amortization	99,370	84,224
Impairment charges	—	2,135,509

Total expenses	260,259	2,396,832

Operating income (loss)	102,513	(1,990,033)

Interest expense, net	(92,721)	(89,807)

Income (loss) before income taxes	9,792	(2,079,840)

(Provision) benefit for income taxes	(4,275)	762,620

Net income (loss)	$5,517	$(1,317,220)

Comprehensive Income (Loss)
Net income (loss)	$5,517	$(1,317,220)
Unrealized gain (loss) on interest rate swaps, net of tax	328	(18,168)
Benefit plans adjustment, net of tax	1	—

Comprehensive income (loss)	$5,846	$(1,335,388)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$5,517	$(1,317,220)
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	—	2,135,509
Depreciation and amortization	99,370	84,224
Deferred income tax provision (benefit)	4,275	(762,643)
Provision for bad debts	23,351	18,167
Stock-based compensation expense	2,399	5,568
Interest rate swap ineffectiveness	(3,021)	—
Amortization of deferred financing costs	2,438	956
Amortization of debt fair value adjustment	(4,657)	(4,260)
Accretion on discount notes	(379)	5,216
Other non-cash items, net	329	6,930
Changes in assets and liabilities:
Increase in accounts receivable	(27,129)	(70,745)
Decrease in other assets	23,461	11,570
Decrease in accounts payable and accrued liabilities	(26,454)	(47,378)
Increase (decrease) in amounts due to parent	4,598	(40,237)
(Decrease) increase in deferred directory revenues	(3,600)	52,164
Decrease in other non-current liabilities	(15,883)	(878)

Net cash provided by operating activities	84,615	76,943

Cash Flows from Investing Activities
Intercompany loan	(125,000)	—
Additions to fixed assets and computer software	(3,026)	(7,637)

Net cash used in investing activities	(128,026)	(7,637)

Cash Flows from Financing Activities
Credit facilities repayments	(18,500)	(27,530)
Revolver borrowings	187,000	169,900
Revolver repayments	—	(186,950)
Increase in checks not yet presented for payment	3,499	7,401
Contribution to parent	(60,205)	(32,400)

Net cash provided by (used in) financing activities	111,794	(69,579)
Increase (decrease) in cash and cash equivalents	68,383	(273)
Cash and cash equivalents, beginning of period	112,362	12,975

Cash and cash equivalents, end of period	$180,745	$12,702

Supplemental Information:
Cash paid:
Interest, net	$94,566	$92,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands)
1. Business and Basis of Presentation
Dex Media, Inc. is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”). The interim condensed consolidated financial statements of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries (the “Company,” “Dex Media,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed consolidated financial statements include the accounts of Dex Media, Inc. and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances between Dex Media and its subsidiaries have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a leader in local search within the Dex States (defined below). Through our Dex® Advantage, customers’ business information is leveraged and marketed through a single profile and distributed via a variety of local search products. The Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with Qwest, a recognizable brand in the industry, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via Dex Net™. During 2008, Dex Media serviced more than 400,000 national and local businesses in 14 states.
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
Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements and interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through June 2010. RHD recently announced that it continues to have discussions with its bondholders and major banks regarding a debt restructuring plan. As noted in Note 11, “Subsequent Events,” RHD recently exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. RHD may conclude that the optimal manner in which to effect a debt restructuring plan includes not making these interest payments within 30 days of the due date. See Note 11, “Subsequent Events” for additional information. Our ability to satisfy our debt repayment obligations will depend in large part on our success in or the terms and conditions of (i) refinancing certain of our obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of our obligations; or (iii) effecting other transactions or agreements with holders of such obligations. We could potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.
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
Based on our current forecast, and absent a modification or waiver, management projects we could exceed a leverage limit determined under the debt incurrence test of the Dex Media indentures commencing as early as the end of the third quarter of 2009. Exceeding this leverage limit would not be an event of default; however Dex Media would contractually be prohibited from engaging in any of the following activities: (i) paying dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to RHD; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.
Based on our current forecast, and absent a modification or waiver, management projects certain of Dex Media’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the fourth quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to Dex Media. The restrictions on the subsidiaries’ ability to pay dividends to Dex Media could result in Dex Media being unable to satisfy its debt obligations. Based upon our current forecast, we project that Dex Media will be able to satisfy its cash debt obligations through the fourth quarter of 2009. However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the third quarter of 2009 and the senior secured leverage covenant of the Dex Media West credit facility will not be satisfied when measured as of the second quarter of 2010. As noted below, this may cause a cross default at Dex Media and RHD in the third quarter of 2009.
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
Significant Financing Developments
On February 13, 2009, the Company borrowed the unused portions under Dex Media East’s revolving credit facility (“Dex Media East Revolver”) and Dex Media West’s revolving credit facility (“Dex Media West Revolver”) totaling $97.0 million and $90.0 million, respectively. The Company made the borrowings under the revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
As a result of RHD’s acquisition of the Company on January 31, 2006 (the “RHD Merger”), certain intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Amortization expense was $92.7 million and $76.8 million for the three months ended March 31, 2009 and 2008, respectively.
In connection with the impairment testing of RHD’s definite-lived intangible assets and other long-lived assets at December 31, 2008, RHD evaluated the remaining useful lives of its intangible assets by considering, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which it operates, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of all directory services agreements associated with the RHD Merger were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to RHD’s future cash flow. The increase in amortization expense for the three months ended March 31, 2009 is a direct result of reducing the remaining useful lives associated with these directory services agreements, offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $63.3 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008.
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
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash goodwill impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
RHD recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $445.4 million. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008.

Given the ongoing global credit and liquidity crisis and its significant negative impact on financial markets and the overall economy, the continued decline in RHD’s advertising sales and other operating results, downward revisions to RHD’s forecasted results, the recent downgrade of certain of RHD’s and our credit ratings and the continued decline in the trading value of our debt and RHD’s debt securities, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of March 31, 2009. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.
If industry and economic conditions in RHD’s markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and RHD’s debt and equity securities decline further, RHD will be required to assess the recoverability and useful lives of its long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $2.4 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.
As a result of the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with this debt arrangement having a notional amount of $450.0 million at March 31, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three months ended March 31, 2009 includes a reduction of $3.0 million resulting from the change in the fair value of ineffective interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with the RHD Merger and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), our debt was recorded at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the RHD Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.7 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $4.4 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. Total advertising expense for the three months ended March 31, 2009 and 2008 includes $2.8 million and $2.1 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.

During the three months ended March 31, 2009, we continue to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 6.4% of our net revenue for the three months ended March 31, 2009, as compared to 4.5% of our net revenue for the three months ended March 31, 2008. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.
At March 31, 2009, we had interest rate swap agreements with major financial institutions with a notional amount of $1.3 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.
Stock-Based Awards
RHD and the Company account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $2.4 million and $5.6 million for the three months ended March 31, 2009 and 2008, respectively. RHD did not grant any stock-based awards during the three months ended March 31, 2009.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At March 31, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt as disclosed in Note 4, “Long-Term Debt.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
The Company has adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
Level 1 – Unadjusted quoted market prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.
In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
March 31, 2009
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Liabilities	$(37,763)

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
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the three months ended March 31, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $23.2 million.
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
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company had elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. The Company adopted the provisions of FSP No. 157-2 effective January 1, 2009, resulting in no material impact to our condensed consolidated financial statements.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes and certain assumptions pertaining to RHD’s stock-based awards, among others.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three months ended March 31, 2009.

	2006	2007	2008	2009
	Restructuring	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2008	$567	$54	$7,282	$—	$7,903
Additions to reserve charged to earnings	—	32	3,150	1,405	4,587
Payments	(83)	(17)	(7,641)	(1,405)	(9,146)

Balance at March 31, 2009	$484	$69	$2,791	$—	$3,344

During the first quarter of 2009, RHD initiated a restructuring plan that included outside consulting services to assist with the evaluation of RHD’s capital structure, including various balance sheet restructuring alternatives (“2009 Restructuring Actions”). During the three months ended March 31, 2009, we recognized a restructuring charge to earnings associated with the 2009 Restructuring Actions of $1.4 million and made payments of $1.4 million. We anticipate additional charges to earnings associated with the 2009 Restructuring Actions during the remainder of 2009.
During the second quarter of 2008, RHD initiated a restructuring plan that included planned headcount reductions, consolidation of responsibilities and vacated leased facilities (“2008 Restructuring Actions”) to occur throughout 2008 and into 2009. During the three months ended March 31, 2009, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $3.2 million and made payments of $7.6 million, primarily related to outside consulting services, severance, and vacated leased facilities. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during the remainder of 2009.
During the year ended December 31, 2007, RHD initiated a restructuring plan that included planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three months ended March 31, 2009 and 2008, we recognized a restructuring charge to earnings of less than $0.1 million and $0.4 million, respectively, associated with the 2007 Restructuring Actions. Severance payments of less than $0.1 million and $1.0 million were made during the three months ended March 31, 2009 and 2008, respectively, associated with the 2007 Restructuring Actions.
As a result of the RHD Merger, we completed a restructuring and vacated certain of our leased Dex Media facilities. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” There were no payments made with respect to severance during the three months ended March 31, 2009. Payments made with respect to severance during the three months ended March 31, 2008 totaled $0.1 million. Payments of $0.1 million and $0.5 million were made with respect to the vacated leased Dex Media facilities during the three months ended March 31, 2009 and 2008, respectively. The remaining lease payments for these facilities will be made through 2016.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the consolidated statements of operations.
4. Long-Term Debt
The following table presents the fair market value of our long-term debt at March 31, 2009, based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2009 and December 31, 2008, including $81.5 million and $86.2 million, respectively, of fair value adjustments required by GAAP as a result of the RHD Merger. We have experienced a significant decline in the fair market value of our debt based primarily on: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; and (iv) recent downgrades of certain of our credit ratings.  Although the fair market value of our debt is based on quoted market prices, there may be limited market depth for these securities such that attributing quoted prices to entire debt tranches may not truly represent the amount at which such debt could be bought or sold.

	Fair Market Value	Carrying Value
	March 31, 2009	March 31, 2009	December 31, 2008

Dex Media, Inc.
8% Senior Notes due 2013	$58,646	$509,966	$510,408
9% Senior Discount Notes due 2013	86,250	770,580	771,488

Dex Media East
Credit Facility	487,640	1,160,000	1,081,500

Dex Media West
Credit Facility	562,600	1,170,000	1,080,000
8.5% Senior Notes due 2010	200,234	392,616	393,883
5.875% Senior Notes due 2011	4,467	8,758	8,761
9.875% Senior Subordinated Notes due 2013	162,675	813,375	815,791

Total Dex Media Consolidated	1,562,512	4,825,295	4,661,831
Less current portion	42,660	114,000	99,625

Long-term debt	$1,519,852	$4,711,295	$4,562,206

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
At March 31, 2009, total outstanding debt under our credit facilities was $2,330.0 million, comprised of $1,160.0 million under the Dex Media East credit facility and $1,170.0 million under the Dex Media West credit facility.
Dex Media East
As of March 31, 2009, outstanding balances under the Dex Media East credit facility totaled $1,160.0 million, comprised of $665.0 million under Term Loan A and $398.0 million under Term Loan B and $97.0 million was outstanding under the Dex Media East Revolver (exclusive of $2.6 million utilized under two standby letters of credit). The Dex Media East credit facility also consists of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 3.08% and 3.83% at March 31, 2009 and December 31, 2008, respectively.

Dex Media West
As of March 31, 2009, outstanding balances under the Dex Media West credit facility totaled $1,170.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and $90.0 million was outstanding under the Dex Media West Revolver. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.97% and 7.10% at March 31, 2009 and December 31, 2008, respectively.
Other
On April 15, 2009, RHD exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. See Note 11, “Subsequent Events” for additional information.
5. Derivative Financial Instruments
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company adopted the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption did not impact the Company’s results of operations or financial condition.
The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt.
The Company has entered into the following interest rate swaps that effectively convert approximately $1.3 billion, or 56%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2009. At March 31, 2009, approximately 48% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 79% of our total debt portfolio as of March 31, 2009. The interest rate swaps mature at varying dates from May 2009 through March 2013.

Effective Dates
(amounts in millions)	Notional Amount		Pay Rates	Maturity Dates

May 25, 2006	$100	(1) (5)	5.326%	May 26, 2009
May 26, 2006	200	(2) (5)	5.2725% – 5.275%	May 26, 2009
June 12, 2006	150	(2) (5)	5.27% – 5.279%	June 12, 2009
November 26, 2007	600	(3) (4)	4.1852% – 4.604%	November 26, 2010 – November 26, 2012
March 31, 2008	100	(1) (4)	3.50%	March 29, 2013
September 30, 2008	150	(1) (4)	3.955%	September 30, 2011

Total	$1,300

(1)	Consists of one swap

(2)	Consists of two swaps

(3)	Consists of four swaps

(4)	Designated as cash flow hedges

(5)	Undesignated
Interest rate swaps with a notional value of $850.0 million have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $850.0 million of bank debt. As of March 31, 2009, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.
The following table presents the fair value of our designated and undesignated interest rate swaps at March 31, 2009. The fair value of our designated and undesignated interest rate swaps are presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated statement of financial position at March 31, 2009. The following table also presents the gain recognized in interest expense from ineffective interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the three months ended March 31, 2009.

			(Gain) Loss Recognized
		Gain Recognized in	in Accumulated
	Fair Value	Interest Expense	Other Comprehensive
	Measurements	From Ineffective	Loss From Effective
Interest Rate Swaps	at March 31, 2009	Interest Rate Swaps	Interest Rate Swaps

Designated – Liabilities
Accounts Payable and Accrued Liabilities	$(14,269)	$—	$681
Other Non-Current Liabilities	(20,784)	—	(1,009)

Total Designated – Liabilities	(35,053)	—	(328)

Undesignated — Liabilities
Accounts Payable and Accrued Liabilities	(2,710)	(3,021)	—
Other Non-Current Liabilities	—	—	—

Total Undesignated – Liabilities	(2,710)	(3,021)	—

Total Liabilities	$(37,763)	$(3,021)	$(328)

As a result of the ineffective interest rate swaps associated with the refinancing of the former Dex Media West credit facility on June 6, 2008, interest expense for the three months ended March 31, 2009 includes a reduction of $3.0 million resulting from the change in the fair value of these interest rate swaps.
During the three months ended March 31, 2009, the Company reclassified $6.9 million of hedging losses related to our interest rate swaps into earnings. As of March 31, 2009, $12.4 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that may necessitate reclassifying these derivative losses to earnings.
Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.59%. The weighted average variable rate received on our interest rate swaps was 1.25% for the three months ended March 31, 2009. These periodic payments and receipts are recorded as interest expense.
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

All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholder’s equity. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the condensed consolidated statements of cash flows.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive loss will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.
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
See Note 2, “Summary of Significant Accounting Policies – Fair Value of Financial Instruments” for additional information regarding our interest rate swaps.
6. Income Taxes
The effective tax rate on income before income taxes of 43.7% for the three months ended March 31, 2009 compares to an effective tax rate of (36.7)% on loss before income taxes for the three months ended March 31, 2008. The change in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008 as well as changes in individual state tax laws that impact our effective state tax rates.
7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Service cost	$1,441	$2,018	$268	$336
Interest cost	2,090	2,590	759	1,030
Expected return on plan assets	(2,231)	(2,698)	—	—
Amortization of prior service cost	—	—	(2)	—

Net periodic benefit cost	$1,300	$1,910	$1,025	$1,366

Net periodic pension cost for the three months ended March 31, 2009 has declined when compared to the prior corresponding period, due to the freeze of the Company’s defined benefit plans covering non-union employees. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.
Net periodic postretirement benefit cost for the three months ended March 31, 2009 has declined when compared to the prior corresponding period, due to the following curtailment related to non-union employees: (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the three months ended March 31, 2009 and 2008, the Company made contributions of $15.5 million and $1.8 million, respectively, to its pension plan. During the three months ended March 31, 2009 and 2008, the Company made contributions of $0.6 million and $0.8 million, respectively, to its postretirement plan. The Company expects to make total contributions of approximately $48.0 million and $5.6 million to its pension plan and postretirement plan, respectively, in 2009.
8. Business Segments
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
We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any such matters.
10. Related Party Transactions
Certain transactions are managed by RHD on a centralized basis. Under the centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as a current liability at March 31, 2009 and December 31, 2008, as the Company intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.

On March 19, 2009, Dex Media East and Dex Media West each entered into a loan agreement (“loan agreements”) with RHD Service LLC (“RHD Service”), a direct wholly-owned subsidiary of RHD, for $50.0 million and $75.0 million, respectively. The loan agreements have a stated maturity date of March 31, 2010 and interest is payable on a quarterly basis commencing June 30, 2009 at an annual rate of 8.75%. Funds for the loans made to RHD Service were obtained from amounts borrowed under the unused portions of the Dex Media East Revolver and Dex Media West Revolver on February 13, 2009. These intercompany loans have been classified as a current asset at March 31, 2009 based on the stated maturity date and are presented as an investing activity on the condensed consolidated statements of cash flows for the three months ended March 31, 2009. Interest income resulting from these loans is included in interest expense, net on the condensed consolidated statement of operations for the three months ended March 31, 2009.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD with very limited exceptions, under the terms of the Dex Media East and Dex Media West credit facilities and the indentures governing our notes and the notes of Dex Media West. We paid dividends to our parent during the three months ended March 31, 2009 and 2008 of $60.2 million and $32.4 million, respectively. These dividends are presented as a financing activity on the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.
11. Subsequent Events
On April 15, 2009, RHD exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017, while continuing to work on its previously announced plan to restructure all of its long-term debt. Exercising the grace period does not constitute an event of default under the bond indenture or any of its other debt agreements unless RHD fails to make the interest payments within 30 days of the due date, absent an extension. At this time, RHD has not yet determined whether it will make these interest payments within 30 days of the due date. As previously noted, an event of default at RHD would not create an event of default at Dex Media, Dex Media East or Dex Media West.
Our collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”) expired on May 8, 2009. The Company and the IBEW have not yet agreed on a final contract. The collective bargaining agreement with the Communications Workers of America (“CWA”) expires in October 2009. We intend to engage in good faith bargaining and, as such, the results of negotiations on these two respective agreements cannot yet be determined.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to certain risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex Media, Inc.’s (“Dex Media”) future financial and operating results, Dex Media’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time, particularly in light of the continuing instability in the global credit markets; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise indicated, the terms “Dex Media,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media, Inc., its direct and indirect wholly-owned subsidiaries and its and their predecessors.
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
Through our Dex® Advantage, customers’ business information is leveraged and marketed through a single profile and distributed via a variety of local search products. Dex ensures advertisers’ business content and messages are found wherever, whenever and however consumers choose to search. The Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with Qwest, a recognizable brand in the industry, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via Dex Net™.
We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:

•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our multiple media local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 400,000 national and local businesses in 14 states and an infrastructure to service these national and local advertisers.
Dex Media, a wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “parent”), is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States,” and, together with the Dex East States, the “Dex States”). We are the indirect parent of Dex Media East and Dex Media West. Dex Media East operates the directory business in the Dex East States and Dex Media West operates the directory business in the Dex West States.
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
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers as well as adjusting the pricing to give advertisers more exposure for the same price. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex directories, online and mobile devices, voice-activated directory search and leading search sites. In addition, we continue to invest in our future through initiatives such as new sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing RHD shareholder value.
Given the ongoing global credit and liquidity crisis and its significant negative impact on financial markets and the overall economy, the continued decline in RHD’s advertising sales and other operating results, downward revisions to RHD’s forecasted results, the recent downgrade of certain of RHD’s and our credit ratings and the continued decline in the trading value of our debt and RHD’s debt securities, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as of March 31, 2009. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. This unprecedented instability may make it difficult for RHD and the Company to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, RHD’s and our pension plan’s investment portfolio has experienced significant volatility and a decline in fair value during 2008 and into 2009.  However, because the values of RHD’s and our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.

Our collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”) expired on May 8, 2009. The Company and the IBEW have not yet agreed on a final contract. The collective bargaining agreement with the Communications Workers of America (“CWA”) expires in October 2009. We intend to engage in good faith bargaining and, as such, the results of negotiations on these two respective agreements cannot yet be determined.
Going Concern
Item 1, “Financial Statements — Unaudited” — Note 1, “Business and Basis of Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $2.6 billion and intangible asset impairment charges of $603.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through June 2010. RHD recently announced that it continues to have discussions with its bondholders and major banks regarding a debt restructuring plan. As noted below, RHD recently exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. RHD may conclude that the optimal manner in which to effect a debt restructuring plan includes not making these interest payments within 30 days of the due date. Our ability to satisfy our debt repayment obligations will depend in large part on our success in or the terms and conditions of (i) refinancing certain of our obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of our obligations; or (iii) effecting other transactions or agreements with holders of such obligations. We could potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.
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
Based on our current forecast, and absent a modification or waiver, management projects we could exceed a leverage limit determined under the debt incurrence test of the Dex Media indentures commencing as early as the end of the third quarter of 2009. Exceeding this leverage limit would not be an event of default; however Dex Media would contractually be prohibited from engaging in any of the following activities: (i) paying dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to RHD; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.

Based on our current forecast, and absent a modification or waiver, management projects certain of Dex Media’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the fourth quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to Dex Media. The restrictions on the subsidiaries’ ability to pay dividends to Dex Media could result in Dex Media being unable to satisfy its debt obligations. Based upon our current forecast, we project that Dex Media will be able to satisfy its cash debt obligations through the fourth quarter of 2009. However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the third quarter of 2009 and the senior secured leverage covenant of the Dex Media West credit facility will not be satisfied when measured as of the second quarter of 2010. As noted below, this may cause a cross default at Dex Media and RHD in the third quarter of 2009.
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
Item 1, “Financial Statements – Unaudited” — Note 11, “Subsequent Events,” contains a statement that on April 15, 2009, RHD exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. If these interest payments are not paid within the 30-day grace period, RHD would be in default and approximately $3.2 billion in RHD debt would become callable. See Item 1, “Financial Statements – Unaudited” — Note 11, “Subsequent Events” for additional information.
Significant Financing Developments
On February 13, 2009, the Company borrowed the unused portions under Dex Media East’s revolving credit facility (“Dex Media East Revolver”) and Dex Media West’s revolving credit facility (“Dex Media West Revolver”) totaling $97.0 million and $90.0 million, respectively. The Company made the borrowings under the revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
Net Revenues
The components of our net revenues for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Gross directory advertising revenues	$367.9	$408.5	$(40.6)	(9.9)%
Sales claims and allowances	(10.1)	(8.3)	(1.8)	(21.7)

Net directory advertising revenues	357.8	400.2	(42.4)	(10.6)
Other revenues	5.0	6.6	(1.6)	(24.2)

Total Net Revenues	$362.8	$406.8	$(44.0)	(10.8)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as dexknows.com, and Dex Net. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search space and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as Dex Net, are recognized as delivered or fulfilled.
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
Gross directory advertising revenues for the three months ended March 31, 2009 decreased $40.6 million, or 9.9%, from the three months ended March 31, 2008. The decrease in gross directory advertising revenues for the three months ended March 31, 2009 is due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets, as well as an increase in competition and more fragmentation in the local business search space.
Sales claims and allowances for the three months ended March 31, 2009 increased $1.8 million, or 21.7%, from the three months ended March 31, 2008. The increase in sales claims and allowances for the three months ended March 31, 2009 is primarily due to higher claims experience associated with our Internet-based advertising products.
Other revenues for the three months ended March 31, 2009 decreased $1.6 million, or 24.2%, from the three months ended March 31, 2008. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Expenses
The components of total expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Production, publication and distribution expenses	$52.3	$61.6	$(9.3)	(15.1)%
Selling and support expenses	93.0	102.5	(9.5)	(9.3)
General and administrative expenses	15.5	13.0	2.5	19.2
Depreciation and amortization expense	99.4	84.2	15.2	18.1
Impairment charges	—	2,135.5	(2,135.5)	N/M

Total	$260.2	$2,396.8	$(2,136.6)	(89.1)%

(N/M: Not Meaningful)
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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three months ended March 31, 2009 and 2008 were $52.3 million and $61.6 million, respectively. The primary components of the $9.3 million, or 15.1%, decrease in production, publication and distribution expenses for the three months ended March 31, 2009, were as follows:

Three months ended
(amounts in millions)	March 31, 2009
$ Change
Decreased information technology (“IT”) expenses	$(3.7)
Decreased print, paper and distribution costs	(2.8)
All other, net	(2.8)

Total decrease in production, publication and distribution expenses for the three months ended March 31, 2009	$(9.3)

During the three months ended March 31, 2009, production, publication and distribution related IT expenses decreased $3.7 million, compared to the three months ended March 31, 2008, primarily due to a reduction in headcount and outside contractor services. This decline is also due to additional spending during the three months ended March 31, 2008 associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems as we continued to integrate to a consolidated IT platform.
During the three months ended March 31, 2009, print, paper and distribution costs declined $2.8 million, compared to the three months ended March 31, 2008. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.

Selling and Support Expenses
Total selling and support expenses for the three months ended March 31, 2009 and 2008 were $93.0 million and $102.5 million, respectively. The primary components of the $9.5 million, or 9.3%, decrease in selling and support expenses for the three months ended March 31, 2009, were as follows:

Three months ended
(amounts in millions)	March 31, 2009
$ Change
Decreased commissions and salesperson costs	$(8.0)
Decreased directory publishing costs	(2.3)
Decreased marketing costs	(2.1)
Increased bad debt expense	5.2
All other, net	(2.3)

Total decrease in selling and support expenses for the three months ended March 31, 2009	$(9.5)

During the three months ended March 31, 2009, commissions and salesperson costs declined $8.0 million, compared to the three months ended March 31, 2008, primarily due to lower advertising sales as well as headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, directory publishing costs decreased $2.3 million, compared to the three months ended March 31, 2008, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the three months ended March 31, 2009, marketing costs decreased $2.1 million, compared to the three months ended March 31, 2008, primarily due to headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, bad debt expense increased $5.2 million, or 28.5%, compared to the three months ended March 31, 2008, primarily due to deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the three months ended March 31, 2009, our bad debt expense represented 6.4% of our net revenue, as compared to 4.5% for the three months ended March 31, 2008. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2009 and 2008 were $15.5 million and $13.0 million, respectively. The primary components of the $2.5 million, or 19.2%, increase in G&A expenses for the three months ended March 31, 2009, were as follows:

Three months ended
(amounts in millions)	March 31, 2009
$ Change
Increased restructuring expenses	$4.5
All other, net	(2.0)

Total increase in G&A expenses for the three months ended March 31, 2009	$2.5

During the three months ended March 31, 2009, restructuring expenses increased $4.5 million, compared to the three months ended March 31, 2008, primarily due to outside consulting fees, headcount reductions, consolidation of responsibilities and vacated leased facilities.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended March 31, 2009 and 2008 was $99.4 million and $84.2 million, respectively. Amortization of intangible assets was $92.7 million for the three months ended March 31, 2009, compared to $76.8 million reported for the three months ended March 31, 2008. In connection with RHD’s impairment testing of its definite-lived intangible assets and other long-lived assets at December 31, 2008, RHD evaluated the remaining useful lives of its intangible assets. Based on this evaluation, the remaining useful lives of all directory services agreements associated with RHD’s acquisition of the Company on January 31, 2006 (the “RHD Merger”) were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to RHD’s future cash flow. The increase in amortization expense for the three months ended March 31, 2009 is a direct result of reducing the remaining useful lives of these directory services agreements, offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $63.3 million as a result of the reduction of remaining useful lives associated with these directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
Depreciation of fixed assets and amortization of computer software was $6.7 million and $7.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in depreciation expense for the three months ended March 31, 2009 primarily resulted from fewer capital projects placed into service during 2008.
Impairment Charges
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, RHD performed impairment tests as of March 31, 2008 of its goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, respectively. RHD used estimates and assumptions in its impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.

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
RHD’s impairment test for goodwill involved a two step process. The first step involved comparing the fair value of RHD with the carrying amount of its assets and liabilities, including goodwill. The fair value of RHD was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of RHD’s testing, it determined that its fair value was less than the carrying amount of its assets and liabilities, requiring it to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of RHD’s goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for RHD using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of RHD’s debt and equity securities. Based upon this analysis, RHD recognized a non-cash goodwill impairment charge of $2.5 billion during the three months ended March 31, 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $2.1 billion.
RHD recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008. The Company’s share of the impairment charge, based on a discounted cash flow analysis, was $445.4 million. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008.
Given the ongoing global credit and liquidity crisis and its significant negative impact on financial markets and the overall economy, the continued decline in RHD’s advertising sales and other operating results, downward revisions to RHD’s forecasted results, the recent downgrade of certain of RHD’s and our credit ratings and the continued decline in the trading value of our debt and RHD’s debt securities, RHD performed impairment tests of its definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of March 31, 2009. RHD’s testing results of its definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.
If industry and economic conditions in RHD’s markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and RHD’s debt and equity securities decline further, RHD will be required to assess the recoverability and useful lives of its long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Operating Income (Loss)
Operating income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$102.5	$(1,990.0)	$2,092.5	N/M

Operating income for the three months ended March 31, 2009 was $102.5 million, compared to an operating loss of $2.0 billion for the three months ended March 31, 2008. The change to operating income for the three months ended March 31, 2009 from operating loss for the three months ended March 31, 2008 is primarily due to the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008 noted above, as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2009 and 2008 was $92.7 million and $89.8 million, respectively, and includes $2.4 million and $1.0 million, respectively, of non-cash amortization of deferred financing costs. Interest expense for the three months ended March 31, 2009 includes a reduction of $3.0 million resulting from the change in the fair value of ineffective interest rate swaps that resulted from the refinancing of the Dex Media West credit facility on June 6, 2008.

The increase in net interest expense of $2.9 million, or 3.2%, for the three months ended March 31, 2009 is primarily due to a reduction in interest income associated with our interest rate swaps due to a decline in interest rates and additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009. The increase in net interest expense for the three months ended March 31, 2009 is offset by a reduction in outstanding debt from the prior corresponding period due to debt repayments, as well as a reduction in interest expense related to ineffective interest rate swaps noted above.
In conjunction with the RHD Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded our debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.7 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.
Income Taxes
The effective tax rate on income before income taxes of 43.7% for the three months ended March 31, 2009 compares to an effective tax rate of (36.7)% on loss before income taxes for the three months ended March 31, 2008. The change in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008 as well as changes in individual state tax laws that impact our effective state tax rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009, due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, this material weakness in internal control over financial reporting has not been remediated.
(b) Changes in Internal Controls
Other than changes relating to the material weakness in internal control over financial reporting noted above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
The Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, this material weakness in internal control over financial reporting has not been remediated.
The Company has developed the following plan to remediate the material weakness in internal control over financial reporting described above:
•	During 2008, the Company began to implement, and during 2009 it intends to fully implement controls to formalize its evaluation of deferred income tax balances including a comprehensive reconciliation between deferred income tax balances determined on a basis in conformity with U.S. generally accepted accounting principles for financial reporting purposes and those determined for tax reporting purposes;

•	During 2008, the Company began to implement, and during 2009 it intends to fully implement an acceleration of the timing of certain tax review activities, including apportionment and allocation for income tax reporting purposes, during the financial statement closing process;

•	The Company intends to improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues; and

•	The Company intends to evaluate and supplement and/or train internal resources, as necessary, and evaluate external experts.
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008 that has remained as a material weakness as of March 31, 2009. However, because the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.

Date: May 12, 2009	By:	/s/ Steven M. Blondy Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert S. Lowrey Robert S. Lowrey
Assistant Vice President, Assistant Controller and Interim Chief Accounting Officer
(Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith