Form 10-Q
period 2009-09-30
Dex Media, Inc./new
filed 2009-11-06
CIK 1351506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at October 15, 2009

Common Stock, par value $0.01 per share	1,000
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

DEX MEDIA, INC.
INDEX TO FORM 10-Q

*	Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

**	Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

***	Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements
Dex Media, Inc. and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2009	December 31, 2008

Assets
Current Assets
Cash and cash equivalents	$221,403	$112,362
Accounts receivable
Billed	146,194	188,090
Unbilled	373,340	461,750
Allowance for doubtful accounts and sales claims	(32,294)	(34,166)

Net accounts receivable	487,240	615,674
Intercompany loan receivable	125,000	—
Due from parent, net	15,134	—
Deferred directory costs	88,759	107,392
Short-term deferred income taxes, net	—	25,225
Prepaid expenses and other current assets	35,154	52,452

Total current assets	972,690	913,105
Fixed assets and computer software, net	88,267	96,609
Other non-current assets	52,455	64,930
Intangible assets, net	7,226,973	7,505,200

Total assets	$8,340,385	$8,579,844

Liabilities and Shareholder’s Equity

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$109,154	$99,688
Due to parent, net	—	73,391
Accrued interest	1,800	69,513
Deferred directory revenues	526,395	679,983
Current portion of long-term debt	127,768	99,625

Total current liabilities not subject to compromise	765,117	1,022,200
Long-term debt	2,034,134	4,562,206
Deferred income taxes, net	1,036,748	1,017,445
Intercompany debt	—	300,000
Other non-current liabilities	87,463	184,402

Total liabilities not subject to compromise	3,923,462	7,086,253

Liabilities subject to compromise	2,938,223	—

Commitments and contingencies

Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,496,257	3,580,838
Accumulated deficit	(1,988,633)	(2,040,807)
Accumulated other comprehensive loss	(28,924)	(46,440)

Total shareholder’s equity	1,478,700	1,493,591

Total liabilities and shareholder’s equity	$8,340,385	$8,579,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net revenues	$318,588	$391,201	$1,023,403	$1,198,817

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	48,104	58,474	149,164	173,615
Selling and support expenses	89,157	102,462	280,188	304,303
General and administrative expenses	12,470	20,600	43,545	45,833
Depreciation and amortization	99,416	90,036	298,044	258,627
Impairment charges	—	—	—	2,557,719

Total expenses	249,147	271,572	770,941	3,340,097

Curtailment gain, net	—	—	13,461	—

Operating income (loss)	69,441	119,629	265,923	(2,141,280)

Interest expense, net	(35,123)	(91,479)	(205,198)	(285,978)

Income (loss) before reorganization items, net and income taxes	34,318	28,150	60,725	(2,427,258)

Reorganization items, net	(4,491)	—	53,974	—

Income (loss) before income taxes	29,827	28,150	114,699	(2,427,258)

(Provision) benefit for income taxes	(26,127)	(21,970)	(62,525)	869,369

Net income (loss)	$3,700	$6,180	$52,174	$(1,557,889)

Comprehensive Income (Loss)
Net income (loss)	$3,700	$6,180	$52,174	$(1,557,889)
Unrealized gain (loss) on interest rate swaps, net of tax	4,120	(4,422)	236	4,716
Benefit plans adjustment, net of tax	(89)	(1)	17,280	(2)

Comprehensive income (loss)	$7,731	$1,757	$69,690	$(1,553,175)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Dex Media, Inc. and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$52,174	$(1,557,889)
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	—	2,557,719
Loss on extinguishment of debt	—	2,142
Curtailment gain, net	(13,461)	—
Depreciation and amortization	298,044	258,627
Deferred income tax provision (benefit)	62,285	(869,428)
Provision for bad debts	68,508	64,463
Stock-based compensation expense	5,431	12,128
Change in fair value of interest rate swaps	6,860	8,030
Amortization of deferred financing costs	7,675	4,924
Amortization of debt fair value adjustment	(7,659)	(13,081)
Accretion on discount notes	(623)	46,427
Other non-cash items, net	10,249	(8,571)
Non-cash reorganization items	(87,614)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	59,928	(67,776)
Decrease in other assets	38,737	16,318
Increase (decrease) in accounts payable and accrued liabilities	11,800	(44,801)
Increase (decrease) in amounts due to parent	25,750	(13,918)
(Decrease) in deferred directory revenues	(152,399)	(34,419)
(Decrease) in other non-current liabilities	(54,758)	(1,170)

Net cash provided by operating activities	330,927	359,725

Cash Flows from Investing Activities
Intercompany loan	(125,000)	—
Additions to fixed assets and computer software	(11,130)	(35,314)

Net cash used in investing activities	(136,130)	(35,314)

Cash Flows from Financing Activities
Credit facilities borrowings, net of costs	—	1,035,103
Credit facilities repayments	(176,787)	(1,053,492)
Revolver borrowings	187,000	321,900
Revolver repayments	(9,811)	(345,950)
(Decrease) increase in checks not yet presented for payment	(1,578)	3,717
Contribution to parent	(84,580)	(258,100)

Net cash used in financing activities	(85,756)	(296,822)

Increase in cash and cash equivalents	109,041	27,589
Cash and cash equivalents, beginning of period	112,362	12,975

Cash and cash equivalents, end of period	$221,403	$40,564

Supplemental Information:
Cash paid:
Interest, net	$166,946	$237,838
Income taxes, net	$40	$72
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
We are a directional marketing company that helps local businesses by distributing their message to consumers wherever they choose to search, including print, online, mobile and voice. Through our Dex® Advantage, customers’ business information is collected and marketed through a single profile and distributed via a variety of local search products. The Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with Qwest, a recognizable brand in the industry, online and mobile devices with dexknows.com®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via DexNet™.
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
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), RHD, the Company and RHD’s other subsidiaries (collectively the “RHD Entities”) filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (KG) (Bankr. D. Del. 2009) (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
Through the Chapter 11 Cases, the Company intends to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
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
As required by the Bankruptcy Code, on June 11, 2009, the United States Trustee for the District of Delaware appointed five creditors to the official committee of unsecured creditors (the “Unsecured Creditors Committee”). The United States Trustee subsequently appointed an additional member to the Unsecured Creditors Committee on each of June 15, 2009 and June 19, 2009. The Unsecured Creditors Committee currently consists of seven members.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, the RHD Entities filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). The RHD Entities filed an amended Plan and an amended Disclosure Statement on September 18, 2009, October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the RHD Entities the authority to begin soliciting votes on the Plan. A plan of reorganization sets forth the treatment of the various classes of claims against and equity interests in each of the debtors. The confirmation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case. A hearing on the confirmation of the Plan is scheduled for January 12, 2010 in the Bankruptcy Court.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following:
(i)	Elimination of approximately $6.4 billion of the RHD Entities’ indebtedness, including the payment of $700.0 million of secured indebtedness, and $500.0 million of annual interest expense;

(ii)	The exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity;

(iii)	The obligations of the lenders under the R.H. Donnelley Inc. (“RHDI”) revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold;

(iv)	The obligations of the lenders under the Dex Media East revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds;

(v)	The obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and

(vi)	Enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the RHD Entities’ proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.
On May 29, 2009, RHD announced that the RHD Entities had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of their pre-petition secured lenders on a restructuring plan. The terms of the RHD Entities’ restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by certain of the RHD Entities and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the RHD Entities and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if a plan of reorganization is not confirmed by January 15, 2010.
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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $2.6 billion and intangible asset impairment charges of $603.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
The filing of the Chapter 11 petitions also constituted an event of default under RHDI’s, Dex Media West’s, and Dex Media East’s credit facilities. However, based upon the Plan, these secured lenders would receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. The Company has determined that the fair value of the collateral securing these credit facilities exceeds the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $500.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be remeasured at fair value. As of September 30, 2009, these interest rate swaps have not been settled and, as such, a liability of $21.5 million is recognized in accounts payable and accrued liabilities on the condensed consolidated balance sheet at September 30, 2009. In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $100.0 million at September 30, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted.
For periods subsequent to the Chapter 11 bankruptcy filing, the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10) (“SOP 90-7”), has been applied in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the condensed consolidated statement of operations. Additionally, on the condensed consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.
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
On April 15, 2009, RHD exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Senior Notes”). As a result of exercising the 30-day grace period, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the second quarter of 2009 associated with these interest rate swaps.
As a result of the decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the second quarter of 2009 associated with this interest rate swap.
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

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
As a result of RHD’s acquisition of the Company on January 31, 2006 (the “RHD Merger”), certain intangible assets were identified and recorded at their estimated fair values. The fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Amortization expense was $92.8 million and $76.8 million for the three months ended September 30, 2009 and 2008, respectively, and $278.3 million and $230.4 million for the nine months ended September 30, 2009 and 2008, respectively.
In connection with Dex Media East’s and Dex Media West’s impairment testing of their definite-lived intangible assets and other long-lived assets at December 31, 2008, they evaluated the remaining useful lives of their intangible assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit Dex Media East and Dex Media West has over competing independent publishers in their markets, and other economic factors, including the stability of the industry in which they operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, Dex Media East and Dex Media West recognized a reduction in the remaining useful lives of all directory services agreements associated with the RHD Merger due to compression of the price premium benefit over competing independent publishers in their respective markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of these directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to their future cash flow. The increase in amortization expense for the three and nine months ended September 30, 2009 is a direct result of reducing the remaining useful lives associated with these directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of the local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense for the full year 2009 is expected to increase by approximately $63.3 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008.
Dex Media East and Dex Media West performed impairment tests of their definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2009. They utilized the following information and assumptions to complete their impairment evaluation:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.
The results of these tests indicated no impairment. In connection with Dex Media East’s and Dex Media West’s impairment testing, they also evaluated the remaining useful lives of their definite-lived intangible assets and other long-lived assets by evaluating the relevant factors noted above. Based on this evaluation, Dex Media East and Dex Media West concluded the remaining useful lives of such assets reflect the period they are expected to contribute to their future cash flows and are therefore deemed appropriate.
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, Dex Media East and Dex Media West performed impairment tests of their goodwill, definite-lived intangible assets and other long-lived assets. Dex Media East and Dex Media West used estimates and assumptions in their impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon Dex Media East’s and Dex Media West’s impairment test of goodwill, the Company recognized goodwill impairment charges, based on a discounted cash flow analysis, of $2.1 billion and $422.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $2.6 billion for the nine months ended September 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or September 30, 2009. The testing results of the definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008, June 30, 2008 or September 30, 2008.

If industry and economic conditions in our markets and RHD’s markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and RHD’s debt and equity securities decline further, RHD, Dex Media East and Dex Media West will be required to again assess the recoverability and useful lives of its long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $88.2 million and $268.3 million for the three and nine months ended September 30, 2009, respectively.
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $2.4 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and $7.7 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Interest expense for the three and nine months ended September 30, 2009 includes a non-cash charge of $1.0 million and $6.1 million, respectively, associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the three and nine months ended September 30, 2009 also includes a non-cash charge of $4.1 million and $6.1 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with this debt arrangement are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. In addition, certain of these interest rate swaps were required to be settled or terminated during the second quarter of 2009 as noted above. The change in fair value of these interest rate swaps resulted in a reduction to interest expense of $5.0 million for the three months ended September 30, 2008, and $5.4 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.
In conjunction with the RHD Merger and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), our debt was recorded at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the RHD Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the nine months ended September 30, 2009 and $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the nine months ended September 30, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
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

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense was $7.7 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, and $18.0 million and $13.5 million for the nine months ended September 30, 2009 and 2008, respectively. Total advertising expense includes costs associated with traffic purchased and distributed to multiple advertiser landing pages of $3.5 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $9.0 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.
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
We continue to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 5.9% and 6.7% of our net revenue for the three and nine months ended September 30, 2009, respectively, as compared to 5.8% and 5.4% of our net revenue for the three and nine months ended September 30, 2008, respectively.
At September 30, 2009, we had an interest rate swap agreement with a major financial institution with a notional amount of $100.0 million. We are exposed to credit risk in the event that the counterparty to the agreement does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.
Stock-Based Awards
RHD allocates compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. The Company recorded stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans of $1.3 million and $3.8 million for the three months ended September 30, 2009 and 2008, respectively, and $5.4 million and $12.1 million for the nine months ended September 30, 2009 and 2008, respectively. RHD did not grant any stock-based awards during the three and nine months ended September 30, 2009.
Long-Term Incentive Program
On March 9, 2009, RHD’s Compensation and Benefits Committee of the Board of Directors (the “Committee”) approved the 2009 Long-Term Incentive Program (the “2009 LTIP”) for the Company. The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Committee pursuant to RHD’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of RHD. Participants in the 2009 LTIP consist of (i) such executive officers of RHD and its affiliates as the Committee in its sole discretion may select from time to time and (ii) such other employees of RHD and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of RHD’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of RHD, and certain other participants designated by the Chief Executive Officer, are also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to RHD’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments will be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Awards granted to executive officers under the 2009 LTIP (and to certain other participants designated by the Chief Executive Officer) will continue to be paid, subject to the applicable performance conditions, in the event the participant’s employment is terminated by the participant with Good Reason (as such term is defined in the 2009 LTIP), by RHD without Cause (as such term is defined in the 2009 LTIP) or as a result of the participant’s death or disability. Such payment will be made as if the participant had remained employed with RHD through the applicable payment date under the 2009 LTIP, subject to the achievement of the applicable performance conditions. If any participant’s employment with RHD is terminated under any other circumstances, any unpaid amount under the 2009 LTIP will be forfeited. These cash-based awards were granted to participants in April 2009. As a result, the Company recognized compensation expense related to the 2009 LTIP of $0.9 million and $1.9 million during the three and nine months ended September 30, 2009, respectively.
Fair Value of Financial Instruments
At September 30, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at September 30, 2009 in Note 5, “Long-Term Debt.”
The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (FASB ASC 820-10) (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
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
At September 30, 2009, the Company has an interest rate swap with a notional amount of $100.0 million that continues to be measured at fair value on a recurring basis. The following table represents our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 and the level within the fair value hierarchy in which the fair value measurements were included.

Fair Value Measurements at
September 30, 2009
Description	Using Significant Other Observable Inputs (Level 2)

Derivatives — Liabilities	$(4,512)
In conjunction with the classification of our credit facilities, this interest rate swap liability is excluded from liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009, as both our credit facilities and interest rate swaps are fully collateralized.
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
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. The impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the three and nine months ended September 30, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $0.4 million.

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
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FASB ASC 820-10) (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company had elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. The Company adopted the provisions of FSP No. 157-2 effective January 1, 2009, resulting in no material impact to our interim condensed consolidated financial statements.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes, certain estimates pertaining to liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FASB ASC 740-10) (“FIN No. 48”), certain assumptions pertaining to RHD’s stock-based awards and certain estimates associated with liabilities classified as liabilities subject to compromise, among others.
New Accounting Pronouncements
In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FASB ASC 105-10) (“SFAS No. 168”). SFAS No. 168 establishes a single source of authoritative non-governmental GAAP, superseding existing FASB, AICPA, EITF and related accounting literature. SFAS No. 168 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted SFAS No. 168 as of September 30, 2009. Throughout this Quarterly Report on Form 10-Q, the Company has provided citations to the applicable FASB codification in addition to the original standard type and number.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FASB ASC 855-10) (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009. See Note 12, “Subsequent Events” for additional information.
We have reviewed other accounting pronouncements that were issued as of September 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Reorganization Items, Net and Liabilities Subject to Compromise
Reorganization Items, Net
For the three and nine months ended September 30, 2009, the Company has recorded $4.5 million and $54.0 million, respectively, of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with SOP 90-7. Reorganization items represent amounts that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Write-off of fair value adjustments	$—	$(78,511)
Write-off of net premiums / discounts on long-term debt	—	(8,311)
Professional fees	5,346	33,703
Lease rejections, abandoned property and other	(855)	(855)

Total reorganization items	$4,491	$(53,974)

The write-off of unamortized fair value adjustments required by GAAP as a result of the RHD Merger of $78.5 million and unamortized net premiums / discounts of $8.3 million at May 28, 2009 relate to long-term debt classified as liabilities subject to compromise at September 30, 2009.
The Company has incurred professional fees associated with filing the Chapter 11 petitions of $5.3 million and $33.7 million during the three and nine months ended September 30, 2009, respectively, of which $0.8 million and $27.1 million, respectively, have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The Company has recognized $0.9 million during the three and nine months ended September 30, 2009 associated with rejected leases and abandoned property, which have been approved by the Bankruptcy Court through September 30, 2009 as part of the Chapter 11 Cases.
As of September 30, 2009, the Company has not received any operating cash receipts as a result of filing the Chapter 11 petitions.

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
The table below identifies the principal categories of liabilities subject to compromise at September 30, 2009:

September 30, 2009

Notes in default	$2,405,227
Intercompany liabilities	419,576
Accrued interest	88,201
Accounts payable and accrued liabilities	12,832
Lease related liabilities	12,126
Tax related liabilities	261

Total liabilities subject to compromise	$2,938,223

4. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three and nine months ended September 30, 2009.

Three months ended
September 30, 2009	2006 Actions	2007 Actions	2008 Actions	2009 Actions	Total

Balance at June 30, 2009	$—	$49	$253	$—	$302
Net increase (decrease) to reserve charged (credited) to earnings	—	(49)	763	293	1,007
Payments	—	—	(414)	(293)	(707)

Balance at September 30, 2009	$—	$—	$602	$—	$602

Nine months ended
September 30, 2009	2006 Actions	2007 Actions	2008 Actions	2009 Actions	Total

Balance at December 31, 2008	$567	$54	$7,282	$—	$7,903
Net increase (decrease) to reserve charged (credited) to earnings	—	(17)	5,157	1,437	6,577
Payments	(133)	(37)	(10,168)	(448)	(10,786)
Reclass to liabilities subject to compromise	(434)	—	(1,669)	(989)	(3,092)

Balance at September 30, 2009	$—	$—	$602	$—	$602

During the second quarter of 2009, RHD initiated a restructuring plan that included vacating leased facilities (“2009 Actions”). During the three and nine months ended September 30, 2009, we recognized a restructuring charge to earnings associated with the 2009 Actions of $0.3 million and $1.4 million, respectively, and made payments of $0.3 million and $0.4 million, respectively. Remaining lease obligations of $1.0 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.

During the first quarter of 2009, RHD initiated a restructuring plan that included outside consulting services to assist with the evaluation of our capital structure, including various balance sheet restructuring alternatives. Professional fees of $1.4 million, which were previously charged to 2009 Actions during the first quarter of 2009, have been reclassed to reorganization items, net on the condensed consolidated statement of operations for the nine months ended September 30, 2009.
During the second quarter of 2008, RHD initiated a restructuring plan that included planned headcount reductions, consolidation of responsibilities and vacated leased facilities (“2008 Actions”) that occurred during 2008 and will continue into 2009. During the three months ended September 30, 2009 and 2008, we recognized a restructuring charge to earnings associated with the 2008 Actions of $0.8 million and $8.1 million, respectively, and $5.2 million and $10.2 million during the nine months ended September 30, 2009 and 2008, respectively. Payments of $0.4 million and $7.0 million were made with respect to outside consulting services, severance, and vacated leased facilities during the three months ended September 30, 2009 and 2008, respectively, and $10.2 million and $9.1 million during the nine months ended September 30, 2009 and 2008, respectively. Remaining lease obligations of $1.7 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
Restructuring charges that are charged (credited) to earnings are included in general and administrative expenses on the consolidated statements of operations.
5. Long-Term Debt
The following table presents the carrying value of our long-term debt at September 30, 2009 and December 31, 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the RHD Merger of $78.5 million and unamortized net premiums / discounts of $8.3 million at May 28, 2009 were written-off and recognized as reorganization items on the condensed consolidated statement of operations for the nine months ended September 30, 2009. Therefore, the carrying value of our long-term debt at September 30, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments.

	Notes in Default	Credit Facilities
	September 30, 2009		December 31, 2008
Dex Media, Inc.
8% Senior Notes due 2013	$500,000	$—	$510,408
9% Senior Discount Notes due 2013	749,857	—	771,488

Dex Media East
Credit Facility	—	1,065,286	1,081,500

Dex Media West
Credit Facility	—	1,096,616	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total Dex Media consolidated	2,405,227	2,161,902	4,661,831
Less current portion not subject to compromise	—	127,768	99,625

Long-term debt subject to compromise	$2,405,227	—	—

Long-term debt not subject to compromise		$2,034,134	$4,562,206

Credit Facilities
As described in Note 1, “Business and Basis of Presentation — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization,” the Plan includes modifications to certain terms and conditions of the Company’s credit facilities, which are not reflected below.

Dex Media East
As of September 30, 2009, outstanding balances under the Dex Media East credit facility totaled $1,065.3 million, comprised of $597.6 million under Term Loan A, $375.7 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. All Term Loans require quarterly principal and interest payments. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.11% and 3.83% at September 30, 2009 and December 31, 2008, respectively.
Dex Media West
As of September 30, 2009, outstanding balances under the Dex Media West credit facility totaled $1,096.6 million, comprised of $116.9 million under Term Loan A, $894.5 million under Term Loan B and $85.2 million under the Dex Media West Revolver. All Term Loans require quarterly principal and interest payments. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.95% and 7.10% at September 30, 2009 and December 31, 2008, respectively.
6. Derivative Financial Instruments
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (FASB ASC 815-10) (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company adopted the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption did not impact the Company’s results of operations or financial condition.
As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of September 30, 2009. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. Our variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company has entered into the following interest rate swap that effectively converts approximately $100.0 million, or 5%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2009. At September 30, 2009, approximately 47% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swap. Including the effect of our interest rate swap, total fixed rate debt comprised approximately 55% of our total debt portfolio as of September 30, 2009.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
March 31, 2008	$100	(1)	3.50%	March 29, 2013

(1)	Consists of one swap
The following table presents the fair value of our interest rate swap at September 30, 2009. The fair value of our interest rate swap is presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet at September 30, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the three and nine months ended September 30, 2009.

				(Gain) Loss Recognized
		(Gain) Loss Recognized in		in Accumulated
		Interest Expense		Other Comprehensive
		From the Change in Fair Value of		Loss From Effective Interest Rate
		Interest Rate Swaps		Swaps
	Fair Value	Three Months	Nine Months	Three Months	Nine Months
	Measurements	Ended	Ended	Ended	Ended
	at September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2009	2009	2009	2009

Accounts Payable and Accrued Liabilities	$(2,798)	$4,097	$13,323	$(4,120)	$7,930
Other Non-Current Liabilities	(1,714)	979	(6,463)	—	(8,166)

Total Liabilities	$(4,512)	$5,076	$6,860	$(4,120)	$(236)

During the three and nine months ended September 30, 2009, the Company reclassified $5.9 million and $24.6 million, respectively, of hedging losses related to our interest rate swaps into earnings. As of September 30, 2009, $14.1 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings as the hedged transactions occur.
Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.50%. The weighted average variable rate received on our interest rate swaps was 0.28% for the nine months ended September 30, 2009. These periodic payments and receipts are recorded as interest expense.
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
7. Income Taxes
The effective tax rate on income before income taxes of 87.6% and 54.5% for the three and nine months ended September 30, 2009, respectively, compares to an effective tax rate of 78.0% and 35.8% on income (loss) before income taxes for the three and nine months ended September 30, 2008, respectively. The change in the effective tax rate for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily due estimates of non-deductible reorganization costs during the three months ended September 30, 2009 as well as changes in estimates of state tax apportionment factors during the three months ended September 30, 2008. The change in the effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily due to estimates of non-deductible reorganization costs as well as the tax consequences of goodwill impairment charges during the nine months ended September 30, 2008.
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
As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the nine months ended September 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million during the nine months ended September 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
On May 31, 2009, settlements of the Dex Media, Inc. Pension Plan occurred and at that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs. These settlements resulted in the recognition of an actuarial loss of $3.6 million for the nine months ended September 30, 2009.

The following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$1,009	$1,664	$3,384	$5,412
Interest cost	1,724	2,517	5,594	7,704
Expected return on plan assets	(2,026)	(2,494)	(6,429)	(7,929)
Amortization of net gain	(81)	—	(108)	—
Settlement loss	—	—	3,593	—

Net periodic benefit cost	$626	$1,687	$6,034	$5,187

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$122	$312	$525	$934
Interest cost	596	1,121	1,985	3,363
Amortization of net gain	(63)	—	(102)	—
Amortization of prior service cost	(1)	(2)	(4)	(3)
Curtailment gain	—	—	(13,461)	—

Net periodic benefit cost (credit)	$654	$1,431	$(11,057)	$4,294

Net periodic pension benefit cost for the three and nine months ended September 30, 2009 has declined when compared to the prior corresponding periods, excluding the settlement charge, due to the freeze of the Company’s defined benefit plans covering non-union employees. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.
Net periodic postretirement benefit cost for the three and nine months ended September 30, 2009 has declined when compared to the prior corresponding periods, due to the following curtailment related to non-union employees: (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the three months ended September 30, 2009 and 2008, the Company made contributions of $8.5 million and $3.4 million, respectively, to its pension plan. During the nine months ended September 30, 2009 and 2008, the Company made contributions of $27.0 million and $7.4 million, respectively, to its pension plan. During the three months ended September 30, 2009 and 2008, the Company made contributions of $1.0 million and $1.2 million, respectively, to its postretirement plan. During the nine months ended September 30, 2009 and 2008, the Company made contributions of $2.7 million and $2.6 million, respectively, to its postretirement plan. The Company expects to make total contributions of approximately $27.6 million and $5.6 million to its pension plan and postretirement plan, respectively, in 2009.

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
11. Related Party Transactions
Certain transactions are managed by RHD on a centralized basis. Under the centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other. These net intercompany balances have been classified as a current asset at September 30, 2009 and current liability at December 31, 2008, as the Company intends to settle these balances with RHD during the next twelve months. Changes in net intercompany balances resulting from operating transactions have been presented as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.
On March 19, 2009, Dex Media East and Dex Media West each entered into a loan agreement (“loan agreements”) with RHD Service LLC (“RHD Service”), a direct wholly-owned subsidiary of RHD, for $50.0 million and $75.0 million, respectively. The loan agreements have a stated maturity date of March 31, 2010 and interest is payable on a quarterly basis commencing June 30, 2009 at an annual rate of 8.75%. Funds for the loans made to RHD Service were obtained from amounts borrowed under the unused portions of the Dex Media East Revolver and Dex Media West Revolver on February 13, 2009. These intercompany loans have been classified as a current asset at September 30, 2009 based on the stated maturity date and are presented as an investing activity on the condensed consolidated statements of cash flows for the nine months ended September 30, 2009. Interest income resulting from these loans is included in interest expense, net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2009.

In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to RHD with very limited exceptions, under the terms of the Dex Media East and Dex Media West credit facilities. We paid dividends to our parent during the nine months ended September 30, 2009 and 2008 of $84.6 million and $258.1 million, respectively. These dividends are presented as a financing activity on the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.
12. Subsequent Events
The Company has evaluated subsequent events having an accounting or reporting impact as of November 6, 2009, which represents the filing date of this Quarterly Report on Form 10-Q.
On October 3, 2009, Dex Media entered into a Memorandum of Agreement with the Communications Workers of America (“CWA”) regarding a tentative three year collective bargaining agreement. A ratification vote by CWA members is expected to be completed in early November 2009.
The RHD Entities filed an amended Plan and an amended Disclosure Statement on October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the RHD Entities the authority to begin soliciting votes on the Plan.
On October 23, 2009, a putative securities class action lawsuit was commenced in Delaware Federal Court on behalf of all persons who purchased or otherwise acquired RHD’s publicly traded securities between July 2007 and the time the RHD Entities filed for bankruptcy at the end of May 2009, alleging that certain RHD officers issued false and misleading statements regarding RHD’s business and financial condition. RHD believes the allegations set forth in the putative class action lawsuit are without merit and intends to vigorously defend any such action pursued against RHD and its officers.

Item 2. Management’s Narrative Analysis of Results of Operations
Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about Dex Media, Inc.’s (“Dex Media”) future financial and operating results, Dex Media’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the impact of the RHD Entities’ bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; (2) changes in directory advertising spend and consumer usage; (3) regulatory and judicial rulings; (4) competition and other economic conditions; (5) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (6) changes in accounting standards; (7) adverse results from litigation, governmental investigations or tax related proceedings or audits; (8) the effect of labor strikes, lock-outs and negotiations; (9) successful integration and realization of the expected benefits of acquisitions; (10) the continued enforceability of the commercial agreements with Qwest; (11) our reliance on third-party vendors for various services; and (12) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. Unless otherwise indicated, the terms “Dex Media,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media, Inc., its direct and indirect wholly-owned subsidiaries and its and their predecessors.
Corporate Overview
We are a directional marketing company that helps local businesses by distributing their message to consumers wherever they choose to search, including print, online, mobile and voice. During 2008, we generated revenues of approximately $1.6 billion by fulfilling two critical roles that address the needs of the growing local search marketplace:
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
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), RHD, the Company and RHD’s other subsidiaries (collectively the “RHD Entities”) filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (KG) (Bankr. D. Del. 2009) (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
Through the Chapter 11 Cases, the Company intends to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
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

As required by the Bankruptcy Code, on June 11, 2009, the United States Trustee for the District of Delaware appointed five creditors to the official committee of unsecured creditors (the “Unsecured Creditors Committee”). The United States Trustee subsequently appointed an additional member to the Unsecured Creditors Committee on each of June 15, 2009 and June 19, 2009. The Unsecured Creditors Committee currently consists of seven members.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, the RHD Entities filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). The RHD Entities filed an amended Plan and an amended Disclosure Statement on September 18, 2009, October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the RHD Entities the authority to begin soliciting votes on the Plan. A plan of reorganization sets forth the treatment of the various classes of claims against and equity interests in each of the debtors. The confirmation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case. A hearing on the confirmation of the Plan is scheduled for January 12, 2010 in the Bankruptcy Court.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following:
(i)	Elimination of approximately $6.4 billion of the RHD Entities’ indebtedness, including the payment of $700.0 million of secured indebtedness, and $500.0 million of annual interest expense;

(ii)	The exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity;

(iii)	The obligations of the lenders under the R.H. Donnelley Inc. (“RHDI”) revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold;

(iv)	The obligations of the lenders under the Dex Media East revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds;

(v)	The obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and

(vi)	Enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the RHD Entities’ proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.

On May 29, 2009, RHD announced that the RHD Entities had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of their pre-petition secured lenders on a restructuring plan. The terms of RHD Entities’ restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by certain of the RHD Entities and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the RHD Entities and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if a plan of reorganization is not confirmed by January 15, 2010.
Recent Trends Related to Our Business
RHD and the Company have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. These factors, along with the significant decline in the trading value of our debt and RHD’s debt and equity securities during 2008 and resulting increase in the discount rate, were the primary drivers in determining the discounted expected future cash flows and resulting goodwill impairment charges in 2008.
We currently project our future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. During the nine months ended September 30, 2009, we experienced a $175.4 million, or 14.6%, decline in total net revenues from the prior corresponding period. During the nine months ended September 30, 2009, excluding the effects of filing the Chapter 11 petitions, we also experienced a decrease in operating cash flow from the prior corresponding period. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. We expect that these economic challenges will continue in our markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted for the foreseeable future. As a result, our historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in the economy commencing in the second half of 2010.
As more fully described below in Item 2, “Management’s Narrative Analysis of Results of Operations – Net Revenues”, our method of recognizing revenue under the deferral and amortization method results in a delayed recognition of declining advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, our projected decline in advertising sales will result in a decline in revenue recognized in future periods. We expect these negative trends to continue into the foreseeable future.
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth.
On October 3, 2009, we entered into a Memorandum of Agreement with the Communications Workers of America (“CWA”) regarding a tentative three year collective bargaining agreement. A ratification vote by CWA members is expected to be completed in early November 2009. On June 15, 2009, we agreed on a new three year collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”). The collective bargaining agreement with the IBEW expires in June 2012.

Going Concern
Item 1, “Financial Statements — Unaudited” — Note 1, “Business and Basis of Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been downgraded; and (v) that RHD’s common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $2.6 billion and intangible asset impairment charges of $603.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009. See Item 1, “Financial Statements – Unaudited” - Note 1, “Business and Basis of Presentation – Accounting Matters” for additional information regarding the notes in default and other accounting matters.
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
On April 15, 2009, RHD exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. As a result of exercising the 30-day grace period, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the second quarter of 2009 associated with these interest rate swaps.
As a result of the decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the second quarter of 2009 associated with this interest rate swap.
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

As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the nine months ended September 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million for the nine months ended September 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.
New Accounting Pronouncements
In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FASB Accounting Standards Codification (“ASC”) 105-10) (“SFAS No. 168”). SFAS No. 168 establishes a single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), EITF and related accounting literature. SFAS No. 168 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted SFAS No. 168 as of September 30, 2009. Throughout this Quarterly Report on Form 10-Q, the Company has provided citations to the applicable FASB codification in addition to the original standard type and number.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FASB ASC 855-10) (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009.
We have reviewed other accounting pronouncements that were issued as of September 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Nine months ended September 30, 2009 and 2008
Net Revenues
The components of our net revenues for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$1,034.2	$1,204.3	$(170.1)	(14.1)%
Sales claims and allowances	(26.2)	(25.0)	(1.2)	(4.8)

Net advertising revenues	1,008.0	1,179.3	(171.3)	(14.5)
Other revenues	15.4	19.5	(4.1)	(21.0)

Total net revenues	$1,023.4	$1,198.8	$(175.4)	(14.6)%

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
Gross advertising revenues for the nine months ended September 30, 2009 decreased $170.1 million, or 14.1%, from the nine months ended September 30, 2008. The decrease in gross advertising revenues for the nine months ended September 30, 2009 is due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.
Sales claims and allowances for the nine months ended September 30, 2009 increased $1.2 million, or 4.8%, from the nine months ended September 30, 2008. The increase in sales claims and allowances for the nine months ended September 30, 2009 is primarily due to higher claims experience associated with our Internet-based advertising products.
Other revenues for the nine months ended September 30, 2009 decreased $4.1 million, or 21.0%, from the nine months ended September 30, 2008. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Expenses
The components of total expenses for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$149.2	$173.6	$(24.4)	(14.1)%
Selling and support expenses	280.2	304.3	(24.1)	(7.9)
General and administrative expenses	43.5	45.8	(2.3)	(5.0)
Depreciation and amortization	298.0	258.6	39.4	15.2
Impairment charges	—	2,557.7	(2,557.7)	N/M

Total	$770.9	$3,340.0	$(2,569.1)	(76.9)%

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
Production and Distribution Expenses
Total production and distribution expenses for the nine months ended September 30, 2009 and 2008 were $149.2 million and $173.6 million, respectively. The primary components of the $24.4 million, or 14.1%, decrease in production and distribution expenses for the nine months ended September 30, 2009, were as follows:

Nine months ended
(amounts in millions)	September 30, 2009
$ Change
Decreased print, paper and distribution costs	$(10.8)
Decreased information technology (“IT”) expenses	(5.5)
Decreased internet production and distribution costs	(4.1)
All other, net	(4.0)

Total decrease in production and distribution expenses for the nine months ended September 30, 2009	$(24.4)

During the nine months ended September 30, 2009, print, paper and distribution costs declined $10.8 million compared to the nine months ended September 30, 2008. This decline is primarily due to lower page volumes associated with declines in print advertisements. The decrease in print, paper and distribution costs is also due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.
During the nine months ended September 30, 2009, production and distribution related IT expenses declined $5.5 million compared to the nine months ended September 30, 2008. This decline is primarily due to lower spending associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, internet production and distribution costs declined $4.1 million compared to the nine months ended September 30, 2008, primarily due to a reduction in headcount and outside contractor services.
Selling and Support Expenses
Total selling and support expenses for the nine months ended September 30, 2009 and 2008 were $280.2 million and $304.3 million, respectively. The primary components of the $24.1 million, or 7.9%, decrease in selling and support expenses for the nine months ended September 30, 2009, were as follows:

Nine months ended
(amounts in millions)	September 30, 2009
$ Change
Decreased commissions and salesperson costs	$(20.1)
Decreased directory publishing costs	(6.1)
Decreased incentive compensation expense	(2.5)
Decreased billing, credit, and collection expense	(2.2)
Increased advertising expenses	4.4
Increased bad debt expense	4.0
All other, net	(1.6)

Total decrease in selling and support expenses for the nine months ended September 30, 2009	$(24.1)

During the nine months ended September 30, 2009, commissions and salesperson costs declined $20.1 million, compared to the nine months ended September 30, 2008, primarily due to lower advertising sales and its effect on variable-based commissions as well as headcount reductions and consolidation of responsibilities.
During the nine months ended September 30, 2009, directory publishing costs decreased $6.1 million, compared to the nine months ended September 30, 2008, primarily due to lower page volumes associated with declines in print advertisements as well as a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the nine months ended September 30, 2009, selling and support related incentive compensation expense declined $2.5 million compared to the nine months ended September 30, 2008, primarily due to the fact that RHD did not grant any stock-based awards during the nine months ended September 30, 2009, partially offset by compensation expense associated with RHD’s 2009 Long-Term Incentive Program (the “2009 LTIP”).
During the nine months ended September 30, 2009, billing, credit and collection expenses decreased $2.2 compared to the nine months ended September 30, 2008, primarily due to lower costs resulting from a change in vendors during the later part of 2008 as well as headcount reductions and consolidation of responsibilities.
During the nine months ended September 30, 2009, advertising expenses increased $4.4 million compared to the nine months ended September 30, 2008, primarily due to increased costs associated with traffic purchased and distributed to multiple advertiser landing pages.
During the nine months ended September 30, 2009, bad debt expense increased $4.0 million, or 6.3%, compared to the nine months ended September 30, 2008, primarily due to deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the nine months ended September 30, 2009, our bad debt expense represented 6.7% of our net revenue, as compared to 5.4% for the nine months ended September 30, 2008. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the nine months ended September 30, 2009 and 2008 were $43.5 million and $45.8 million, respectively. The primary components of the $2.3 million, or 5.0%, decrease in G&A expenses for the nine months ended September 30, 2009, were as follows:

Nine months ended
(amounts in millions)	September 30, 2009
$ Change
Decrease in restructuring expenses	$(4.2)
Increased share of allocated expenses	2.9
All other, net	(1.0)

Total decrease in G&A expenses for the nine months ended September 30, 2009	$(2.3)

During the nine months ended September 30, 2009, restructuring expenses decreased $4.2 million compared to the nine months ended September 30, 2008, primarily due to lower costs associated with outside consultants, headcount reductions, consolidation of responsibilities and vacated leased facilities as well as a reclass of certain previously recognized expenses associated with filing the Chapter 11 petitions to reorganization items on the condensed consolidated statement of operations during nine months ended September 30, 2009.
The decrease in G&A expenses for the nine months ended September 30, 2009 is offset by an increase in share of expenses allocated among RHD and its subsidiaries, resulting in an increase of $2.9 million.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the nine months ended September 30, 2009 and 2008 was $298.0 million and $258.6 million, respectively. Amortization of intangible assets was $278.3 million for the nine months ended September 30, 2009, compared to $230.4 million reported for the nine months ended September 30, 2008. In connection with Dex Media East’s and Dex Media West’s impairment testing of their definite-lived intangible assets and other long-lived assets at December 31, 2008, they evaluated the remaining useful lives of their intangible assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit they have over competing independent publishers in their markets, and other economic factors, including the stability of the industry in which they operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, Dex Media East and Dex Media West recognized a reduction in the remaining useful lives of all directory services agreements associated with RHD’s acquisition of the Company on January 31, 2006 (the “RHD Merger”) due to compression of the price premium benefit over competing independent publishers in their respective markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of these directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to their future cash flow. The increase in amortization expense for the nine months ended September 30, 2009 is a direct result of reducing the remaining useful lives associated with these directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of the local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense for the full year 2009 is expected to increase by approximately $63.3 million as a result of the reduction of remaining useful lives associated with these directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
Depreciation of fixed assets and amortization of computer software was $19.5 million and $28.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in depreciation expense for the nine months ended September 30, 2009 was primarily due to accelerated amortization during the nine months ended September 30, 2008 associated with software projects that were retired prior to their initial estimated service life.

Curtailment Gain, Net
During the nine months ended September 30, 2009, we recognized a one-time curtailment gain of $13.5 million associated with the elimination of certain union retiree health care and life insurance benefits.
Impairment Charges
As a result of the decline in the trading value of our debt and RHD’s debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected RHD’s and our business, Dex Media East and Dex Media West performed impairment tests of their goodwill, definite-lived intangible assets and other long-lived assets. Dex Media East and Dex Media West used estimates and assumptions in their impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon Dex Media East’s and Dex Media West’s impairment test of goodwill, the Company recognized goodwill impairment charges, based on a discounted cash flow analysis, of $2.1 billion and $422.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $2.6 billion for the nine months ended September 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or September 30, 2009. The testing results of the definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008, June 30, 2008 or September 30, 2008.
Dex Media East and Dex Media West performed impairment tests of their definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2009. They utilized the following information and assumptions to complete their impairment evaluation:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.
The results of these tests indicated no impairment. In connection with Dex Media East’s and Dex Media West’s impairment testing, they also evaluated the remaining useful lives of their definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit Dex Media East and Dex Media West has over competing independent publishers in their markets, and other economic factors, including the stability of the industry in which Dex Media East and Dex Media West operates, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, Dex Media East and Dex Media West concluded the remaining useful lives of such assets reflect the period they are expected to contribute to their future cash flows and are therefore deemed appropriate.
If industry and economic conditions in our markets and RHD’s markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and RHD’s debt and equity securities decline further, RHD, Dex Media East and Dex Media West will be required to again assess the recoverability and useful lives of its long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Operating Income (Loss)
Operating income (loss) for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$265.9	$(2,141.3)	$2,407.2	N/M

Operating income for the nine months ended September 30, 2009 was $265.9 million, compared to an operating loss of $2.1 billion for the nine months ended September 30, 2008. The change to operating income for the nine months ended September 30, 2009 from operating loss for the nine months ended September 30, 2008 is primarily due to the goodwill impairment charges noted above, as well as the revenue and expense trends described above.

Interest Expense, Net
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $268.3 million for the nine months ended September 30, 2009. Net interest expense for the nine months ended September 30, 2009 and 2008 was $205.2 million and $286.0 million, respectively, and includes $7.7 million and $7.1 million, respectively, of non-cash amortization of deferred financing costs.
Interest expense for the nine months ended September 30, 2009 includes a non-cash charge of $6.1 million associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the nine months ended September 30, 2009 also includes a non-cash charge of $6.1 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the change in fair value of our interest rate swaps associated with the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $5.4 million for the nine months ended September 30, 2009 resulting from the change in the fair value of these interest rate swaps. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $15.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $7.0 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Interest expense for the nine months ended September 30, 2008 also includes the write-off of unamortized deferred financing costs of $2.1 million associated with the refinancing of the former Dex Media West credit facility, which has been accounted for as an extinguishment of debt.
In conjunction with the RHD Merger and as a result of purchase accounting required GAAP, our debt was recorded at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the RHD Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million and $13.1 million for the nine months ended September 30, 2009 and 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the nine months ended September 30, 2009.
The decrease in net interest expense of $80.8 million, or 28.3%, for the nine months ended September 30, 2009 is primarily due to (1) ceasing interest expense on our notes in default as a result of filing the Chapter 11 petitions and (2) the non-cash charge of $15.0 million during the nine months ended September 30, 2008 resulting from amounts previously charged to accumulated other comprehensive loss noted above. The decrease in net interest expense for the nine months ended September 30, 2009 is offset by (1) the non-cash charges associated with the change in fair value of the Dex Media East interest rate swaps and amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps noted above, (2) a reduction in interest income associated with our interest rate swaps due to a decline in interest rates, (3) additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009 and (4) a decline in the offset to interest expense associated with the fair value adjustment of Dex Media’s debt noted above.

Reorganization Items, Net
For the nine months ended September 30, 2009, the Company has recorded $54.0 million of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with SOP 90-7. Reorganization items represent amounts that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the nine months ended September 30, 2009:

Nine months ended
September 30, 2009

Write-off of fair value adjustments	$(78,511)
Write-off of net premiums / discounts on long-term debt	(8,311)
Lease rejections, abandoned property and other	(855)
Professional fees	33,703

Total reorganization items	$(53,974)

The write-off of unamortized fair value adjustments required by GAAP as a result of the RHD Merger of $78.5 million and unamortized net premiums / discounts of $8.3 million at May 28, 2009 relate to long-term debt classified as liabilities subject to compromise at September 30, 2009.
The Company has recognized $0.9 million during the nine months ended September 30, 2009 associated with rejected leases and abandoned property, which have been approved by the Bankruptcy Court through September 30, 2009 as part of the Chapter 11 Cases.
The Company has incurred professional fees associated with filing the Chapter 11 petitions of $33.7 million during the nine months ended September 30, 2009, of which $27.1 million has been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
As of September 30, 2009, the Company has not received any operating cash receipts as a result of filing the Chapter 11 petitions.
Income Taxes
The effective tax rate on income before income taxes of 54.5% for the nine months ended September 30, 2009 compares to an effective tax rate of 35.8% on loss before income taxes for the nine months ended September 30, 2008. The change in the effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily due to estimates of non-deductible reorganization costs as well as the tax consequences of goodwill impairment charges during the nine months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
The Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008 that has remained as a material weakness as of September 30, 2009. However, because the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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
On October 23, 2009, a putative securities class action lawsuit was commenced in Delaware Federal Court on behalf of all persons who purchased or otherwise acquired RHD’s publicly traded securities between July 2007 and the time the RHD Entities filed for bankruptcy at the end of May 2009, alleging that certain RHD officers issued false and misleading statements regarding RHD’s business and financial condition. RHD believes the allegations set forth in the putative class action lawsuit are without merit and intends to vigorously defend any such action pursued against RHD and its officers.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, which could materially affect our business, financial condition or future results. There have been no material changes or additions to the risk factors disclosed in the 2008 10-K, except for the risk factors disclosed in the June 30, 2009 Form 10-Q associated with the Chapter 11 filings by the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEX MEDIA, INC.
Date: November 6, 2009	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc. under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media, Inc.

*	Filed herewith